Form 10QSB
period 1998-05-31
SUNBURST ACQUISITIONS III INC
filed 1998-07-02
CIK 1046120

U.S. SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                               Form 10-QSB

(Mark One)
X...Quarterly report under section 13 or 15(d) of the Securities
Exchange Act of 1934 for the quarterly period ended May 31, 1998.

 ....Transition report under section 13 or 15(d) of the Securities
Exchange Act of 1934 [No Fee Required] for the transition period from _________ to _________.

Commission File No:   __0-23559__

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

  Yes _____ No _____

Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. At 4/30/98 the following shares of common were outstanding: Preferred Stock, no par value, 80,000 shares; Common Stock, no par value, 1,935,000 shares.

Transitional Small Business Disclosure
Format (Check one):
Yes _____     No __X__

PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

       (a) The unaudited financial statements of registrant for the three months ended May 31, 1998, follow. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.



                      SUNBURST ACQUISITIONS III, INC.
                      (A Development Stage Company)

                          FINANCIAL STATEMENTS
                       Quarter Ended May 31, 1998
                               (Unaudited)

                             CONTENTS


     Accountants' report                                  F-1
     Balance Sheet                                        F-2
     Statement of Loss and Accumulated Deficit            F-3
     Statements of Cash Flows                             F-4
     Notes to Financial Statements                        F-5

                   ACCOUNTANTS' REPORT



The Board of Directors and Stockholder of
Sunburst Acquisitions III, Inc.

The accompanying balance sheet of the Sunburst Acquisitions III, Inc. (a development stage company) as of May 31, 1998, and the related statements of loss and accumulated deficit and cash flows for the period then ended were not audited by us and according we do not express an opinion on them.


Denver, Colorado
June 17, 1998


                                              COMISKEY & COMPANY
                                              PROFESSIONAL CORPORATION

                         Sunburst Acquisitions III, Inc.
                         (A Development Stage Company)
                                BALANCE SHEET
                                May 31, 1998
                                 (Unaudited)


ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                        $    2,007
                                                     ---------
     TOTAL CURRENT ASSETS                           $    2,007

OTHER ASSETS:
   Organizational costs (net
     of amortization)                                      255
                                                      --------
     TOTAL ASSETS                                   $    2,262
                                                      ========

  LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES                                 $        -
                                                     ---------
     TOTAL CURRENT LIABILITIES                               -

STOCKHOLDERS' EQUITY
   Preferred stock, no par value
     20,000,000 shares authorized;
     80,000 shares issued and outstanding                8,000
   Common stock, no par value;
     100,000,000 shares authorized;
     1,935,000 shares issued and
     outstanding                                         1,935
   Additional paid-in capital                              450
   Deficit accumulated
     during the
     development stage                                  (8,123)
                                                      --------
   Total stockholders' equity                            2,262
                                                      --------
     TOTAL LIABILITIES AND STOCKHOLDERS'
       EQUITY                                            2,262
                                                    $ ========

The accompanying notes are an integral part of these financial statements.
                                   F-2

                             Sunburst Acquisitions III, Inc.
                             (A Development Stage Company)
                       STATEMENTS OF LOSS AND ACCUMULATED DEFICIT
                                    (Unaudited)


                               For the period
                               from inception
                               (August 27         For the three      For the nine
                               1997) to           months ended       months ended
                               May 31, 1998       May 31, 1998       May 31, 1998
                               -----------------  -----------------  -----------------

REVENUES                      $               -  $               -  $               -
                               ----------------   ----------------   ----------------

EXPENSES
  Amortization                               45                 15                 45
  Legal and accounting         -          5,380              1,180              5,380
  Office expense                            313                 21                313
  Rent expense                              450                150                450
  Consulting fees                         1,935                  -                  -
                                ----------------   ----------------   ----------------

      TOTAL EXPENSES                      8,123              1,366              6,188
                               ----------------   ----------------   ----------------
NET LOSS                                 (8,123)            (1,366)            (6,188)

Accumulated deficit
  Balance, Beginning of period                -             (6,757)            (1,935)
                               ----------------   ----------------   ----------------

 Balance, End of period       $          (8,123) $          (8,123) $          (8,123)
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
                               ================   ================   ================

The accompanying notes are an integral part of these financial statements.
                                  F-3

                               Sunburst Acquisitions III, Inc.
                               (A Development Stage Company)
                                 STATEMENTS OF CASH FLOWS
                                        (unaudited)

                                  For the period
                                  from inception
                                  (August 27,           For the nine
                                  1997) to              months ended
                                  May 31, 1998          May 31, 1998
                                  -----------------     ---------------

CASH FLOWS FROM
    OPERATING ACTIVITIES:

  Net Loss                       $          (8,123)    $        (6,188)
  Noncash items included
   in net loss:
    Amortization                                45                  45
    Rent expense                               450                 450
    Stock issued for
     consulting fees                         1,935                   -
    Increase in accounts
     payable - related party                     -                (300)
                                  ----------------      --------------

  Net cash used by
   operating activities                     (5,693)             (5,993)

CASH FLOWS FROM
    INVESTING ACTIVITIES

  Organization costs                          (300)                  -
                                  ----------------      --------------

  Net cash used by
   investing activities                       (300)                  -

CASH FLOWS FROM
    FINANCING ACTIVITIES

  Issuance of preferred
   stock                                     8,000                   -
                                  ----------------      --------------

  Net cash provided
   financing activities                      8,000                   -
                                  ----------------      --------------

  Net increase (decrease)
   in cash and cash
   equivalents                               2,007              (5,993)

CASH AND CASH EQUIVALENTS,
  Beginning of Period                            -               8,000
                                  ----------------      --------------

CASH AND CASH EQUIVALENTS,
 End of Period                   $           2,007     $         2,007
                                  ================      ==============

The accompanying notes are an integral part of these financial statements.
                                 F-4

                          Sunburst Acquisitions III, Inc.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                    May 31, 1998
                                     (Unaudited)


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

Item 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS OR
PLAN OF OPERATIONS.

Liquidity and Capital Resources

        The Company remains in the development stage and, since inception, has experienced no significant change in liquidity or capital resources or stockholder's equity other than the receipt of net proceeds in the amount of $8,000 from its inside capitalization funds.
Consequently, the Company's balance sheet for the period ending May
31, 1998, reflects a current asset value of $2,007 and a total asset value of $2,262, primarily in the form of cash.

        The Company will carry out its plan of business as discussed above. The Company cannot predict to what extent its liquidity and capital resources will be diminished prior to the consummation of a business combination or whether its capital will be further depleted by the operating losses (if any) of the business entity which the Company may eventually acquire.

Results of Operations

        During the period from August 27, 1997 (inception) through
May 31, 1998, the Company has engaged in no significant operations other than organizational activities, acquisition of capital and preparation for registration of its securities under the Securities Exchange Act of 1934, as amended. No revenues were received by the Company during this period.

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

       There have been no reports on Form 8-K for the quarter ending
May 31, 1998.

Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUNBURST ACQUISITIONS III, INC.
(Registrant)

Date: June 23, 1998

/s/
Michael R. Quinn, Secretary/Treasurer