Form 10QSB
period 1998-11-30
SUNBURST ACQUISITIONS III INC
filed 1999-01-14
CIK 1046120

U.S. SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                               Form 10-QSB

(Mark One)
X...Quarterly report under section 13 or 15(d) of the Securities
Exchange Act of 1934 for the quarterly period ended November 30, 1998.

 ....Transition report under section 13 or 15(d) of the Securities
Exchange Act of 1934 [No Fee Required] for the transition period from _________ to _________.

Commission File No:   __000-23559__

                      SUNBURST ACQUISITIONS III, INC.
                 ---------------------------------------
                 (Name of small business in its charter)

      Colorado                              84-14320001
----------------------               -----------------------
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

  Yes _____ No _____

Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. At 11/30/98 the following shares of common were outstanding: Preferred Stock, no par value, 80,000 shares; Common Stock, no par value, 2,035,000 shares.

Transitional Small Business Disclosure
Format (Check one):
Yes _____     No __X__

PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

       (a) The unaudited financial statements of registrant for the three months ended November 30, 1998, follow. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.



                      SUNBURST ACQUISITIONS III, INC.
                      (A Development Stage Company)

                          FINANCIAL STATEMENTS
                     Quarter Ended November 30, 1998
                               (Unaudited)

                             CONTENTS


     Accountants' report                                  1
     Balance Sheet                                        2
     Statements of Loss and Accumulated Deficit           3
     Statements of Cash Flows                             4
     Notes to Financial Statements                        5

The Board of Directors and Stockholder of
Sunburst Acquisitions III, Inc.

The accompanying balance sheet of the Sunburst Acquisitions III, Inc. (a development stage company) as of November 30, 1998, and the related statements of loss and accumulated deficit and cash flows for the period then ended were not audited by us and according we do not express an opinion on them.


Denver, Colorado
January 11, 1999


                                              COMISKEY & COMPANY
                                              PROFESSIONAL CORPORATION

                         Sunburst Acquisitions III, Inc.
                         (A Development Stage Company)
                                BALANCE SHEET
                              November 30, 1998
                                 (Unaudited)


ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                         $     419
   Accounts receivable - related party                     103
                                                     ---------

     Total current assets                                  522

OTHER ASSETS:
   Organizational costs (net
     of amortization)                                      225
                                                     ---------

     Total other assets                                    225
                                                     ---------
     TOTAL ASSETS                                    $     747
                                                     =========

  LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                                  $     110
   Accounts payable - related party                      1,430
                                                     ---------

     Total current liabilities                           1,540
                                                     ---------
STOCKHOLDERS' EQUITY
   Preferred stock, no par value
     20,000,000 shares authorized;
     80,000 shares issued and outstanding                8,000
   Common stock, no par value;
     100,000,000 shares authorized;
     2,035,000 shares issued and
     outstanding                                         4,935
   Additional paid-in capital                              750
   Deficit accumulated
     during the
     development stage                                 (14,478)
                                                     ---------
   Total stockholders' equity                             (793)
                                                     ---------
     TOTAL LIABILITIES AND STOCKHOLDERS'
       EQUITY                                        $     747
                                                     =========

The accompanying notes are an integral part of the financial statements.
                                   2

                             Sunburst Acquisitions III, Inc.
                             (A Development Stage Company)
                       STATEMENTS OF LOSS AND ACCUMULATED DEFICIT
                                    (Unaudited)


                               For the period
                               from inception   For the three  For the three
                                 (August 27,    months ended   months ended
                               1997)to November   November       November
                                  30, 1998        30, 1998       30, 1997
                               ---------------  -------------  ------------

REVENUES                       $             -  $           -  $          -
                               ---------------  -------------  ------------

EXPENSES
  Legal Fees                             5,073          1,905         2,200
  General Office                           508              -            15
  Consulting fees                        4,935              -             -
  Professional fees                      2,117              -         1,000
  Amortization                              75             15            15
  Transfer agent                           913            168             -
  Taxes and licenses                       107              -             -
  Rent                                     750            150           150
                                --------------  -------------  ------------

      Total expense                     14,478          2,238         3,380
                                --------------  -------------  ------------

NET LOSS                               (14,478)        (2,238)       (3,380)

Accumulated deficit
  Balance, Beginning of period               -        (12,240)       (1,935)
                                --------------  -------------  ------------

 Balance, End of period         $      (14,478) $     (14,478) $     (5,315)
                                ==============  =============  ============
NET LOSS PER SHARE              $         (NIL) $        (NIL) $       (NIL)
                                ==============  =============  ============

WEIGHTED AVERAGE NUMBER OF
  SHARES OF COMMON STOCK AND
  COMMON STOCK EQUIVALENTS
  OUTSTANDING                        2,123,043      2,195,000     2,095,000
                                ==============  =============  ============

The accompanying notes are an integral part of the financial statements.
                                  3

                               Sunburst Acquisitions III, Inc.
                               (A Development Stage Company)
                                 STATEMENTS OF CASH FLOWS
                                        (Unaudited)

                                   For the period
                                   from inception
                                     (August 27,   For the three  For the three
                                      1997) to     months ended   months ended
                                     November 30,  November 30,   November 30,
                                       1998           1998            1997
                                  ---------------  -------------  -------------

CASH FLOWS FROM
    OPERATING ACTIVITIES:

  Net Loss                        $       (14,478) $      (2,238) $      (3,380)
  Adjustments to reconcile
     net loss to net cash used
     by operating activities:
    Amortization expense                       75             15             15
    Rent expense                              750            150            150
    Stock issued for
     consulting fees                        4,935              -              -
    Decrease in prepaid expenses                -            474              -
    Increase in accounts
     receivable                              (103)             -              -
    Increase (decrease) in
     accounts payable                         110           (385)             -
    Increase in accounts payable
     - related party                        1,430          1,430              -
                                   --------------  -------------  -------------

  Net cash used by
   operating activities                    (7,281)          (554)        (3,215)

CASH FLOWS FROM
    INVESTING ACTIVITIES

  Increase in organization costs             (300)             -           (300)
                                   --------------  -------------  -------------

  Net cash used by
   investing activities                      (300)             -           (300)

CASH FLOWS FROM
    FINANCING ACTIVITIES

  Issuance of preferred
   stock                                    8,000              -              -
                                   --------------  -------------  -------------

  Net cash provided
   financing activities                     8,000              -              -
                                   --------------  -------------  -------------

  Net increase (decrease)
   in cash and cash
   equivalents                                419           (554)        (3,515)

CASH AND CASH EQUIVALENTS,
  Beginning of Period                           -            973          8,000
                                   --------------  -------------  -------------

CASH AND CASH EQUIVALENTS,
 End of Period                     $          419  $         419  $       4,485
                                   ==============  =============  =============

The accompanying notes are an integral part of the financial statements.
                                 4

                          Sunburst Acquisitions III, Inc.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                November 30, 1998
                                   (Unaudited)


1.  Management's Representation of Interim Financial Information
    ------------------------------------------------------------

The accompanying financial statements have been prepared by Sunburst Acquisitions III, Inc. without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These financial statements include all of the adjustments which, in the opinion of management, are necessary to a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature. These financial statements should be read in conjunction with the audited financial statements at August 31, 1998.

Item 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS OR
PLAN OF OPERATIONS.

Liquidity and Capital Resources

        The Company remains in the development stage and, since inception, has experienced no significant change in liquidity or capital resources or stockholder's equity other than the receipt of net proceeds in the amount of $8,000 from its inside capitalization funds. Consequently, the Company's balance sheet for the period ending November 30, 1998, reflects a current asset value of $419 and a total asset value of $522, primarily in the form of cash.

        The Company's business plan is to seek, investigate, and, if warranted, acquire one or more properties or businesses, and to pursue other related activities intended to enhance shareholder value. The acquisition of a business opportunity may be made by purchase, merger, exchange of stock, or otherwise, and may encompass assets or a business entity, such as a corporation, joint venture, or partnership. The Company has very limited capital, and it is unlikely that the Company will be able to take advantage of more than one such business opportunity.

        The Company will carry out its plan of business as discussed above. The Company cannot predict to what extent its liquidity and capital resources will be diminished prior to the consummation of a business combination or whether its capital will be further depleted by the operating losses (if any) of the business entity which the Company may eventually acquire.

Results of Operations

        During the period from August 27, 1998 (inception) through
November 30, 1998, the Company has engaged in no significant operations other than organizational activities, acquisition of capital and preparation for registration of its securities under the Securities Exchange Act of 1934, as amended. No revenues were received by the Company during this period.

        For the current fiscal year, the Company anticipates incurring a loss as a result of organizational expenses, expenses associated with registration under the Securities Exchange Act of 1934, and expenses associated with locating and evaluating acquisition candidates. The Company anticipates that until a business combination is completed with an acquisition candidate, it will not generate revenues and may continue to operate at a loss after completing a business combination, depending upon the performance of the acquired business.

        For the quarters ended November 30, 1998 and 1997, the Company showed net losses of $2,238 and $3,380, respectively. The decrease in loss is due primarily to the timing differences related to expenses incurred in relation to reporting requirements, and general and administrative expenses.

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

Consideration of year 2000 effects relevant to the Company

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

       There have been no reports on Form 8-K for the quarter ending November 30, 1998.

Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUNBURST ACQUISITIONS III, INC.
(Registrant)

Date: January 13, 1998

/s/
Michael R. Quinn, Secretary/Treasurer