Form 10QSB
period 1999-05-31
SUNBURST ACQUISITIONS III INC
filed 1999-06-25
CIK 1046120

U.S. SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                               Form 10-QSB

(Mark One)
X...Quarterly report under section 13 or 15(d) of the Securities
Exchange Act of 1934 for the quarterly period ended May 31, 1999.

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

 Yes __X__  No _____

At 5/31/99 the following shares were outstanding: Common Stock, no par value, 2,495,000 shares.

Transitional Small Business Disclosure
Format (Check one):
Yes _____     No __X__

PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

       (a) The unaudited financial statements of registrant for the three months ended May 31, 1999, follow. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.



                      SUNBURST ACQUISITIONS III, INC.
                      (A Development Stage Company)

                          FINANCIAL STATEMENTS
                       Quarter Ended May 31, 1999
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

The Board of Directors and Stockholders of
Sunburst Acquisitions III, Inc.

The accompanying balance sheet of the Sunburst Acquisitions III, Inc. (a development stage company) as of May 31, 1999, and the related statements of operations and cash flows for the period then ended were not audited by us and according we do not express an opinion on them.


Denver, Colorado
June 18, 1999


                                              COMISKEY & COMPANY
                                              PROFESSIONAL CORPORATION

                         Sunburst Acquisitions III, Inc.
                         (A Development Stage Company)
                                BALANCE SHEET
                                May 31, 1999
                                 (Unaudited)


ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                         $   2,915
                                                     ---------

     Total current assets                                2,915

OTHER ASSETS:
   Organizational costs (net)                              195
                                                     ---------
     TOTAL ASSETS                                    $   3,110
                                                     =========

  LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                                  $     300
   Accounts payable - related party                        342
                                                     ---------

     Total current liabilities                             642
                                                     ---------
STOCKHOLDERS' EQUITY
   Preferred stock, no par value
     20,000,000 shares authorized;
     no shares issued and outstanding                        -
   Common stock, no par value;
     100,000,000 shares authorized;
     2,495,000 shares issued and
     outstanding                                        20,435
   Additional paid-in capital                            1,050
   Deficit accumulated
     during the
     development stage                                 (19,017)
                                                     ---------
                                                         2,468
                                                     ---------
     TOTAL LIABILITIES AND STOCKHOLDERS'
       EQUITY                                        $   3,110
                                                     =========

The accompanying notes are an integral part of the financial statements.
                                   2

                             Sunburst Acquisitions III, Inc.
                              (A Development Stage Company)
                                STATEMENTS OF OPERATIONS
                                      (Unaudited)


                          For the
                          period from
                          inception
                          (August 27,
                          1997) to     For the three months   For the nine months
                          May 31,          ended May 31,          ended May 31,
                            1999          1999       1998       1999       1998
                          -----------  ---------  ---------  ---------  ---------

REVENUES                  $         -  $       -  $       -  $       -  $       -
                          -----------  ---------  ---------  ---------  ---------

EXPENSES
  Legal fees                    6,369        343        432      3,201      2,632
  General office                  528          -         21         20        313
  Consulting fees               4,935          -          -          -          -
  Professional fees             4,027        380        748      1,910      2,748
  Amortization                    105         15         15         45         45
  Transfer agent                1,896        583          -      1,151          -
  Taxes and licenses              107          -          -          -          -
  Rent                          1,050        150        150        450        450
                          -----------  ---------  ---------  ---------  ---------

      Total expense            19,017      1,471      1,366      6,777      6,188
                          -----------  ---------  ---------  ---------  ---------

NET LOSS                      (19,017)    (1,471)    (1,366)    (6,777)    (6,188)

Accumulated deficit
  Balance, Beginning
  of period                         -    (17,546)    (6,757)   (12,240)    (1,935)
                          -----------  ---------  ---------  ---------  ---------

 Balance, End of period   $   (19,017) $ (19,017) $  (8,123)   (19,017)    (8,123)
                          ===========  =========  =========  =========  =========
NET LOSS PER SHARE        $      (.01) $    (NIL) $    (NIL) $    (NIL) $    (NIL)
                          ===========  =========  =========  =========  =========

WEIGHTED AVERAGE NUMBER
  OF SHARES OF COMMON
  STOCK AND COMMON STOCK
  EQUIVALENTS OUTSTANDING   2,200,451  2,495,000  2,095,000  2,329,066  2,095,000
                          ===========  =========  =========  =========  =========

The accompanying notes are an integral part of the financial statements.
                                  3

                               Sunburst Acquisitions III, Inc.
                               (A Development Stage Company)
                                 STATEMENTS OF CASH FLOWS
                                        (Unaudited)

                                   For the period
                                   from inception
                                     (August 27,   For the nine   For the nine
                                      1997) to     months ended   months ended
                                       May 31,        May 31,        May 31,
                                        1999           1999           1998
                                  ---------------  -------------  -------------

CASH FLOWS FROM
    OPERATING ACTIVITIES:

  Net Loss                        $       (19,017) $      (6,777) $      (6,188)
  Adjustments to reconcile
     net loss to net cash used
     by operating activities:
    Amortization expense                      105             45             45
    Rent expense                             1050            450            450
    Stock issued for
     consulting fees                        4,935              -              -
    Decrease in prepaid expenses                -            474              -
    Decrease in accounts
     receivable                                 -            103              -
    Increase (decrease) in
     accounts payable                         300           (195)             -
    Increase (decrease) in accounts
     payable - related party                  342            342           (300)
                                   --------------  -------------  -------------

  Net cash used by
   operating activities                   (12,285)        (5,558)        (5,993)

CASH FLOWS FROM
    INVESTING ACTIVITIES

  Increase in organization costs             (300)             -              -
                                   --------------  -------------  -------------

  Net cash used by
   investing activities                      (300)             -              -

CASH FLOWS FROM
    FINANCING ACTIVITIES

  Issuance of common stock                  7,500          7,500              -
  Issuance of preferred stock
   converted to common stock                8,000              -              -
                                   --------------  -------------  -------------

  Net cash provided by
   financing activities                    15,500          7,500              -
                                   --------------  -------------  -------------

  Net increase (decrease)
   in cash and cash
   equivalents                              2,915          1,942         (5,993)

CASH AND CASH EQUIVALENTS,
  Beginning of Period                           -            973          8,000
                                   --------------  -------------  -------------

CASH AND CASH EQUIVALENTS,
 End of Period                     $        2,915  $       2,915  $       2,007
                                   ==============  =============  =============

The accompanying notes are an integral part of the financial statements.
                                 4

                          Sunburst Acquisitions III, Inc.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                  May 31, 1999
                                   (Unaudited)


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

2.  Stockholder's Equity
    --------------------

For the nine months ended May 31, 1999, the company sold 300,000 shares of common stock to four existing shareholders for $0.025 per share.

For the quarter and nine months ended May 31, 1999 eight existing shareholders converted 80,000 shares of preferred stock into 160,000 shares of common stock.

Item 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS OR
PLAN OF OPERATIONS.

Liquidity and Capital Resources

        The Company remains in the development stage and, since inception, has experienced no significant change in liquidity or capital resources or stockholder's equity other than the receipt of net proceeds in the amount of $15,500 from its inside capitalization funds.
Consequently, the Company's balance sheet for the period ending May
31, 1999, reflects a current asset value of $2,915 and a total asset value of $3,110, primarily in the form of cash, as compared to $2,007 and $2,262 in current and total assets as of May 31, 1998.

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

Results of Operations

        During the period from August 27, 1997 (inception) through
May 31,1999, the Company has engaged in no significant operations other than organizational activities, acquisition of capital and preparation for registration of its securities under the Securities Exchange Act of 1934, as amended. No revenues were received by the Company during this period.

        For the quarter and nine months ended May 31, 1999, the Company incurred losses of $1,477 and $6,777, respectively, as compared to losses of $1,366 and $6,188 for the quarter and nine months ended
May 31, 1998. The differences in losses for the quarters and nine months ended May 31, 1999 and 1998 are primarily attributable to timing differences of expenses incurred in the compliance with reporting requirements.

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

       There have been no reports on Form 8-K for the quarter ending
May 31, 1999.

Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUNBURST ACQUISITIONS III, INC.
(Registrant)

Date: June 25, 1999

/s/
Michael R. Quinn, Secretary/Treasurer