Form 10KSB
period 1999-08-31
SUNBURST ACQUISITIONS III INC
filed 2000-03-15
CIK 1046120

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
(Mark One)

  X      Annual report under section 13 or 15(d) of the Securities Exchange Act
 ----    of 1934 for the fiscal year ended August 31, 1999

         Transition report under section 13 or 15(d) of the Securities Exchange
 ----    Act of 1934 for the transition period from ____ to ____.

                           Commission File No: 0-23559

                         SUNBURST ACQUISITIONS III, INC.
                 (Name of small business issuer in its charter)

          COLORADO                                  84-1432001
 (State or other jurisdiction of                (I.R.S. Employer
  incorporation or organization)               Identification No.)

                   4807 S. ZANG WAY, MORRISON, COLORADO 80465
               (Address of principal executive offices) (Zip Code)

                    Issuer's telephone number: (303)979-2404

           Securities registered under Section 12(b) of the Act: NONE

Securities registered under Section 12(g) of the Act: COMMON STOCK, NO PAR VALUE

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days. Yes |_| No |X|

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

Issuer's revenue for its most recent fiscal year: $  -0-

Aggregate market value of voting stock held by non-affiliates as of November 30, 1999: -0-

Number of shares of Common Stock outstanding as of November 30, 1999: 33,303,840

Documents incorporated by reference: NONE

                                     PART I

ITEM 1.           DESCRIPTION OF BUSINESS.

GENERAL

The Company was incorporated under the laws of the State of Colorado on August 27, 1997, and is in the early developmental and promotional stages. To date the Company's only activities have consisted of the raising of capital and efforts to seek one or more properties or businesses for acquisition. The Company has not commenced any commercial operations. The Company has no full-time employees and owns no real estate.

The Company's business plan has always been to seek, investigate, and, if warranted, acquire one or more properties or businesses. Such an acquisition may be made by purchase, merger, exchange of stock, or otherwise, and may encompass assets or a business entity, such as a corporation, joint venture, or partnership. The Company has very limited capital, and it is unlikely that the Company will be able to take advantage of more than one such business opportunity. The Company intends to seek opportunities demonstrating the potential of long-term growth as opposed to short-term earnings.

AMERICAN RECRUITMENT CONFERENCES/WORKSEEK

As of August 30, 1999, the Company entered into an Agreement and Plan of Reorganization with American Recruitment Conferences, Inc., a California corporation ("ARC"), and Workseek.com, a California corporation ("Workseek"). ARC and Workseek, which are affiliated companies, were to be acquired by the Company in a reverse acquisition transaction, resulting in the shareholders of ARC and Workseek obtaining control over the Company. A series of transactions were contemplated by the Agreement, including implementation of a 16.16-to-1 forward split, voluntary surrender for cancellation of shares by the existing shareholders of the Company, and issuance of new shares to the ARC and Workseek shareholders.

In contemplation of the ARC/Workseek acquisition, shares of the Company's Common Stock were sold in a private placement in August and September 1999, with the proceeds loaned to ARC. A total of 1,000,000 shares were sold for $1,400,000 in cash and $600,000 in receivables assigned to the Company. The promissory note from ARC and Workseek evidencing the loan was due January 23, 2000, and is secured by the accounts, equipment, general intangibles, inventory, negotiable collateral, assets, and proceeds therefrom of ARC and Workseek.

As of March 6, 2000, the proposed transaction had not been consummated and the loan had not been repaid. The parties are negotiating the final resolution of the matter. Accordingly, management cannot predict if the Company will engage in any activities in the future.

ADMINISTRATIVE OFFICES

The Company currently maintains a mailing address at 4807 S. Zang Way, Morrison, Colorado 80465, which is the office address of its President. The Company's telephone number there is (303) 979-2404. Other than this mailing address, the Company does not currently maintain any other office facilities, and does not anticipate the need for maintaining office facilities at any time in the foreseeable future. The Company pays no rent or other fees for the use of this mailing address.

EMPLOYEES

The Company is a development stage company and currently has no employees. Management of the Company expects to use consultants, attorneys and accountants as necessary, and does not anticipate a need to engage any full-time employees. No remuneration will be paid to the Company's officers except as set forth under "Executive Compensation" and under "Certain Relationships and Related Transactions."


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

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of the security holders of the Company during the fourth quarter of the fiscal year which ended August 31, 1999.


                                     PART II

ITEM 5.           MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Although the Company's shares have been approved for trading on the OTC Bulletin Board since approximately November 19, 1998, under the trading symbol "SBSQ," no actual trading of such shares has occurred and no bid or asked prices have been posted. It is not anticipated that any actual trading activity will occur until the Company has completed a merger or acquisition transaction. The Company's securities are currently held of record by a total of approximately 62 persons.

No dividends have been declared or paid on the Company's securities, and it is not anticipated that any dividends will be declared or paid in the foreseeable future.


ITEM 6.           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

The Company remains in the development stage. Until it conducted the private placement in contemplation of the ARC/Workseek acquisition, it had experienced no significant change in liquidity or capital resources or stockholder's equity other than the receipt of proceeds in the amount of $8,000 from its inside capitalization funds, and the expenditure of such funds in furtherance of the Company's business plan, including primarily expenditure of funds to pay legal and accounting expenses. Consequently, the Company's balance sheet for the fiscal year ended August 31, 1999, reflects a current asset value of $1,512, and $2,000,000 in subscriptions held in escrow, subscriptions receivable and notes receivable.

RESULTS OF OPERATIONS

During the period from August 27, 1997 (inception) through August 31, 1998, the Company has engaged in no significant operations other than organizational activities, acquisition of capital, preparation and filing of the registration of its securities under the Securities Exchange Act of 1934, as amended, compliance with its periodic reporting requirements, and efforts to locate a suitable merger or acquisition candidate. No revenues were received by the Company during this period and the Company incurred a net loss of $10,305.

For the fiscal year ending August 31, 1999, the Company incurred a net loss of $9,031 as a result of expenses associated with compliance with the reporting requirements of the Securities Exchange Act of 1934, and expenses associated with locating and evaluating acquisition candidates.

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

See the pages beginning with F-1.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

The Company has had no change in, or disagreements with, its principal independent accountant since the date of inception.

                                    PART III

ITEM 9.           DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
                  COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The directors and executive officers currently serving the Company are as follows:

NAME                  AGE        POSITIONS HELD AND TENURE

Jay Lutsky             57        President and a Director since August, 1997

Michael R. Quinn       76        Secretary, Treasurer, and a Director since
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

The directors and officers will devote their time to the Company's affairs on an "as needed" basis, which, depending on the circumstances, could amount to as little as two hours per month, or more than forty hours per month, but more than likely will fall within the range of five to ten hours per month.

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

("Starlight") a blank check offering. Starlight merged with Toucan Gold Corporation ("Toucan"), TUGO- Bulletin Board, on May 10, 1996. Mr. Lutsky now serves as an advisor to the current board of directors of Toucan. Until November, 1997, Mr. Lutsky was an officer and served on the board of directors of Gatwick, Ltd., a Regulation A public company. In November, 1997, Gatwick, Ltd., changed its name to AIM Smart Corporation and completed a share acquisition transaction with Smart AIM Corporation, a Michigan corporation. Mr. Lutsky also currently serves on the board of directors of Sunburst Acquisitions V, Inc., Sunburst Acquisitions VI, Inc., Sunburst Acquisitions VII, Inc. and Sunburst Acquisitions VIII, Inc., all of which are blind pool or blank check companies he has formed in conjunction with Mr. Quinn.

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

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Jay Lutsky and Michael R. Quinn were each required to file an Initial Statement of Beneficial Ownership of Securities on Form 3 at the time of the registration of the Company's securities under Section 12(g) of the Exchange Act. To the best knowledge and belief of the Company, none of such persons made a timely filing of Form 3. None of such persons filed a report on Form 5 for the fiscal year ended August 31, 1999.

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


ITEM 11.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth, as of November 30, 1999, the number of shares of Common Stock owned of record and beneficially by executive officers, directors and persons who hold 5.0% or more of the outstanding Common Stock of the Company. Also included are the shares held by all executive officers and directors as a group.

                                 NUMBER OF SHARES                 PERCENT OF
NAME AND ADDRESS                OWNED BENEFICIALLY               CLASS OWNED (1)

Jay Lutsky                          13,057,280                       39.21%
4807 S. Zang Way
Morrison, Colorado 80465

Michael R. Quinn                    13,024,960                       39.11%
2082 Cherry Street
Denver, Colorado 80207

All directors and executive         26,082,240                       78.32%
officers (2 persons)

(1)      Based on 33,303,840 shares outstanding.


ITEM 12.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

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

EXHIBIT NO.                    DOCUMENT

   3.1              Articles of Incorporation (1)
   3.2              Bylaws (1)
   4.1              Specimen Common Stock Certificate (1)
   4.2              Specimen Class A Convertible Preferred Stock Certificate (1)
  10.1              Agreement and Plan of Reorganization
  10.2              American Recruitment Conferences/Workseek Loan Documents

EXHIBIT NO.                   DOCUMENT

27                  Financial Data Schedule

(1) Incorporated by reference from the Registration Statement on Form 10-SB/A filed with the Securities and Exchange Commission on December 29, 1997).

(b) No reports on Form 8-K were filed by the Company during the last quarter of it's fiscal year ending August 31, 1999.


                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           SUNBURST ACQUISITIONS III, INC.


Date: March 9, 2000                        By: /S/ JAY LUTSKY
                                              --------------------------------
                                               Jay Lutsky, President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Date: March 9, 2000                            /S/ JAY LUTSKY
                                             ---------------------------------
                                               Jay Lutsky
                                             (Principal Executive Officer and
                                              Director)


Date: March 9, 2000                            /S/ MICHAEL R. QUINN
                                             ---------------------------------
                                               Michael R. Quinn
                                              (Principal Financial Officer and
                                               Director)

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



The Board of Directors and Stockholders of
Sunburst Acquisitions III, Inc.


We have audited the accompanying balance sheet of Sunburst Acquisitions III, Inc. (a development stage company) as of August 31, 1999, and the related statements of operations, stockholders' equity, and cash flows for each of the two years then ended and for the period from inception (August 27, 1997) to August 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sunburst Acquisitions III, Inc. as of August 31, 1999, and the results of its operations and cash flows for each of the two years then ended and for the period from inception (August 27, 1997) to August 31, 1999 in conformity with generally accepted accounting principles.

Denver, Colorado
February 3, 2000
                                                        /s/ Comiskey & Company
                                                       PROFESSIONAL CORPORATION

                        Sunburst Acquisitions III, Inc.
                         (A Development Stage Company)
                                 BALANCE SHEET
                                August 31, 1999




   ASSETS

CURRENT ASSETS
   Cash and cash equivalents                                       $1,512
                                                               ------------
     Total current assets                                           1,512


OTHER ASSETS
   Cash - escrow                                                1,271,000
   Stock subscriptions receivable                                 129,000
   Notes receivable assigned                                      600,000
                                                               ------------
     TOTAL ASSETS                                              $2,001,512
                                                               ============
 LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES
   Accounts payable                                                $1,148
                                                               ------------
     Total current liabilities                                      1,148


STOCKHOLDERS' EQUITY
   Preferred stock, no par value; 20,000,000 shares
       authorized; No shares issued and outstanding                     -
   Common stock, no par value; 100,000,000
     shares authorized; 40,319,200 shares issued and
     outstanding                                                   20,435
   Additional paid-in capital                                       1,200
   Common stock subscribed                                      2,000,000
   Deficit accumulated during the development stage               (21,271)
                                                               ------------

                                                                2,000,364
                                                               ------------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $        2,001,512
                                                               ============


    The accompanying notes are an integral part of the financial statements.

                         Sunburst Acquisitions III, Inc.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS



                                           For the period
                                           from inception            For the year              For the year
                                          (August 27, 1997)             ended                     ended
                                            to August 31,             August 31,                August 31,
                                               1999                      1999                      1998

REVENUES                                   $       0                  $      0                  $      0
                                           ----------------           -----------               -----------
EXPENSES
         Amortization                            300                       240                        60
         Consulting fees                       4,935                         0                     3,000
         General office                          804                       296                       508
         Legal fees                            7,485                     4,317                     3,168
         Professional fees                     4,414                     2,297                     2,117
         Rent                                  1,200                       600                       600
         Taxes and licenses                      107                         0                       107
         Transfer agent                        2,026                     1,281                       745
                                           ----------------           -----------               -----------
                  Total expenses              21,271                     9,031                    10,305
                                           ----------------           -----------               -----------

NET LOSS                                     (21,271)                   (9,031)                  (10,305)

Accumulated deficit

         Balance, beginning of period              0                   (12,240)                   (1,935)
                                           ----------------           -----------               -----------
         Balance, end of period            $ (21,271)                 $(21,271)                 $(12,240)
                                           ================           ===========               ===========
NET LOSS PER SHARE                         $    (NIL)                 $   (NIL)                 $   (NIL)
                                           ================           ===========               ===========

WEIGHTED AVERAGE NUMBER OF
    SHARES OUTSTANDING                     34,259,200                36,979,467                31,539,933
                                           ================          ============              ============

    The accompanying notes are an integral part of the financial statements.

                         Sunburst Acquisitions III, Inc.
                          (A Development State Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY


                                                                                                           Deficit
                                                                                                           accumulated
                                    Preferred stock    Common stock          Common        Additional   during the        Total
                                   Number of           Number of             Stock         paid-in      development    stockholders'
                                   shares    Amount    shares       Amount   Subscribed    capital        stage         equity


Preferred stock issued for
  cash, August 27,1997 at
  $0.001 per share                  80,000   8,000           0         0         0             0              0             8,000

Common stock issued for
  services, August 27, 1997 at
  $0.000062 per share                    0       0     31,269,600    1,935       0             0              0             1,935

Net loss for the period ended
August 31, 1997                          0       0           0         0         0             0          (1,935)          (1,935)
                                   -------   ------    ----------    ------   ------         ------       --------        --------
Balance, August 31, 1997            80,000   8,000     31,269,600    1,935       0             0          (1,935)           8,000

Rent at no charge                        0       0           0         0         0           600               0              600

Common stock issued for
  services, July 1998 at
  $0.00186 per share                     0       0      1,616,000    3,000       0             0               0            3,000


Net loss for the year ended
August 31, 1998                          0       0           0         0         0             0          (10,305)        (10,305)
                                   -------   ------     ----------   ------   ------         ------       --------        --------

Balance, August 31, 1998            80,000   8,000     32,885,600    4,935       0           600          (12,240)          1,295

Rent at no charge                        0       0           0         0         0           600                0             600

Common stock issued for
   cash, January 1999 at
   $0.00155 per share                    0       0      4,848,000    7,500       0             0                0           7,500


Preferred stock converted to       (80,000) (8,000)     2,588,000    8,000       0             0                0               0
  common, May 1999 at
  $0.00309 per share

Common stock subscribed,                 0       0           0         0     2,000,000         0                0        2,000,000
    year ended August 31, 1999

Net loss for the year ended
August 31, 1999                          0       0           0         0         0             0           (9,031)          (9,031)
                                   -------   ------     ----------   ------   --------      ------         -------        ---------

Balance, August 31, 1999                 0       0     40,319,200   20,435   $2,000,000    $1,200         $(21,271)     $2,000,364
                                   =======   ======    ==========   =======  ==========    =======        =========     ==========


    The accompanying notes are an integral part of the financial statements.

                         Sunburst Acquisitions III, Inc.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS


                                           For the period
                                           from inception            For the year              For the year
                                           (August 27, 1997)            ended                     ended
                                           to August 31,              August 31,                August 31,
                                                 1999                    1999                      1998


CASH FLOWS FROM OPERATING ACTIVITIES

Net loss                                   $    (21,271)             $    (9,031)              $   (10,305)
Adjustments to reconcile
  net loss to net cash used
  by operating activities:
     Amortization                                   300                      240                        60
     Rent expense                                 1,200                      600                       600
     Stock issued for consulting
       fees                                       4,935                                              3,000
     Decrease (increase) in prepaid
       expenses                                       0                      474                      (474)
     Decrease (increase) in accounts
       receivable
     - related party                                  0                      103                      (103)
     Increase in accounts payable                 1,148                    1,148                         0
     Increase (decrease) in accounts
       payable
     - related party                                  0                     (495)                      195
                                           -------------             ------------              ------------
       Net cash used by operating
         activities                             (13,688)                  (6,961)                   (7,027)


CASH FLOWS FROM INVESTING ACTIVITIES

    Increase in organization costs                 (300)                       0                         0
    Cash in escrow                           (1,271,000)                       0                         0
                                           -------------              -----------              ------------
       Net cash used by investing
        activities                           (1,271,300)                       0                         0
                                           -------------              -----------              ------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Issuance of common stock                      7,500                    7,500                         0
    Issuance of preferred stock                   8,000                        0                         0
    Common stock subscribed                   1,271,000                        0                         0

       Net cash provided by financing
           activities                         1,286,500                    7,500                         0


NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                            1,512                      539                    (7,027)

CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD                                 -                      973                     8,000
                                           -------------              -----------              ------------
CASH AND CASH EQUIVALENTS,
  END OF PERIOD                             $     1,512              $     1,512                 $     973
                                           =============              ===========               ===========

    The accompanying notes are an integral part of the financial statements.

                         SUNBURST ACQUISITIONS III, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                 AUGUST 31, 1999

1.       SUMMARY OF SIGNIFICANT  ACCOUNTING  POLICIES
         DEVELOPMENT STAGE COMPANY
         Sunburst Acquisitions III, Inc. (a development stage company) (the "Company") was incorporated under the laws of the State of Colorado on August 27, 1997. The initial principal office of the corporation is 4807 South Zang Way, Morrison, Colorado 80465.

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

         On August 30, 1999, the Company entered into an agreement to acquire an operating company - See Note 5.

         ACCOUNTING  METHOD
         The  Company  records  income and  expenses  on the accrual method.

         LOSS PER SHARE
         Loss per share was computed using the weighted average number of shares of common stock outstanding during the period.

         ORGANIZATION COSTS
         Costs to incorporate the Company were originally capitalized to be amortized over a sixty-month period. With the adoption of SOP 98-5, the unamortized portion of these costs was written off to expense during the year ended August 31, 1999.

         FINANCIAL INSTRUMENTS
         Unless otherwise indicated, the fair value of all reported assets and liabilities which represent financial instruments (none of which are held for trading purposes) approximate the carrying values of such amounts.

         STATEMENT OF CASH FLOWS
         For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

         USE OF ESTIMATES
         The preparation of the Company's financial statements in conformity with generally accepted accounting principles requires the Company's management to make estimates and assumptions that effect the amounts reported in these financial statements and accompanying notes. Actual results could differ from those estimates.

                         Sunburst Acquisitions III, Inc.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                 August 31, 1999


1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
         CONSIDERATION OF OTHER COMBREHENSIVE INCOME ITEMS
         SFAF 130 - Reporting Comprehensive Income, requires companies to present comprehensive income (consisting primarily of net income plus other direct equity changes and credits) and its components as part of the basic financial statements. For the year ended August 31, 1999, the Company's financial statements do not contain any changes in equity that are required to be reported separately in comprehensive income.

         STOCK BASIS
         Shares of common stock issued for other than cash have been assigned amounts equivalent to the fair value of the service or assets received in exchange.

2.       STOCKHOLDERS' EQUITY
         As of August 29, 1999, 2,035,000 shares of the Company's no par value common stock had been issued for consulting services provided. The services were converted to shares at $0.001 per share. 300,000 shares had been issued for cash at $0.025 per share, and 160,000 additional shares are outstanding as a result of the conversion of preferred stock at $0.050 per share.

         On August 30, 1999, a 16.16 to 1 forward stock split became effective. All share and per share amounts have been restated. A total of 40,319,200 shares were outstanding at August 31, 1999.

         As of August 31, 1999, all shares of the Company's no par value Series A preferred stock have been converted to common stock.

3.       RELATED PARTY TRANSACTIONS
         At August 31, 1999, and following the conversion of their preferred shares, the Company's officers and directors were the owners of 30,932,180 shares of common stock. These common shares owned by the directors accounted for approximately 77% of the Company's then issued and outstanding shares.

         The Company's President is providing office space at no charge to the Company. For purposes of the financial statements, the Company is accruing $50 per month as additional paid-in capital for this use.

4.       INCOME TAXES

         TheCompany has Federal net operating loss carryforwards of approximately $21,271 expiring during the years 2018 and 2019. The tax benefit of these net operating losses is approximately $4,095 and has been offset by a full allowance for realization. This carryforward may be limited upon the consummation of a business combination under IRC
         Section 381. For the years ended August 31, 1999 and 1998, the valuation allowance increased by approximately $1,740 and $1,980, respectively.

                         Sunburst Acquisitions III, Inc.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                 August 31, 1999

5.       STATEMENT OF CASH FLOWS
         Non cash investing and financing activities included the assignment of notes receivable for stock in the amount of $600,000. The stock subscription receivable of $129,000 was collected in September 1999.

6.       SUBSEQUENT EVENT
         On August 30, 1999, the Company entered into an Agreement and Plan of Reorganization by and among the Company, Sunburst Subsidiary, Inc., a California corporation ("Subsidiary"), WorkSeek.com, a California corporation ("WorkSeek") and American Recruitment Conferences, Inc., a California corporation ("American"). The Agreement contemplates the merger of American and WorkSeek into Subsidiary.

         In connection with the Agreement, the Company underwent a 16.16 for 1 forward stock split of its then outstanding common shares. In addition, and in anticipation of the merger mentioned above, the Company sold in a private placement, a total of 1,000,000 post-split common shares at $2.00 per share. Proceeds were received in the form of $1,400,000 cash and $600,000 in assigned conversion agreements, under which creditors of American had agreed to convert prior loans to American into common shares at the rate of $2.00 per share. The private placement was completed in September 1999.

         The cash proceeds from the private placement were advanced to American pursuant to a promissory note and security agreement in the amount of $1,400,000. The loan, which is secured by all of American's right title and interest in accounts, equipment, general intangibles, inventory, negotiable collateral, and proceeds from the disposition of such collateral, was due and payable with interest at 10% per year on January 23, 2000. The Company also agreed to voluntarily cancel approximately 25,821,940 (post-split) common shares as part of the agreement.

         Currently, the proposed merger and share cancellation have not been consummated, and the loans have not been repaid. The parties are in negotiation to resolve the matter; however, management cannot currently predict the ultimate outcome of these negotiations.