Form 10QSB
period 1999-11-30
SUNBURST ACQUISITIONS III INC
filed 2000-03-30
CIK 1046120

U.S. SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                               Form 10-QSB

(Mark One)
X...Quarterly report under section 13 or 15(d) of the Securities
Exchange Act of 1934 for the quarterly period ended November 30, 1999.

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

  Yes _____ No _____

Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. At 11/30/99 the following shares of common were outstanding: Preferred Stock, no par value, 0 shares; Common Stock, no par value, 33,303,540 shares.

Transitional Small Business Disclosure
Format (Check one):
Yes _____     No __X__

PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

       (a) The unaudited financial statements of registrant for the three months ended November 30, 1999, follow. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.



                      SUNBURST ACQUISITIONS III, INC.
                      (A Development Stage Company)

                          FINANCIAL STATEMENTS
                     Quarter Ended November 30, 1999
                               (Unaudited)

                             CONTENTS


     Accountants' report                                  1
     Balance Sheet                                        2
     Statements of Loss and Accumulated Deficit           3
     Statements of Cash Flows                             4
     Notes to Financial Statements                       5-6

The Board of Directors and Stockholder of
Sunburst Acquisitions III, Inc.

The accompanying balance sheet of the Sunburst Acquisitions III, Inc. (a development stage company) as of November 30, 1999, and the related statements of loss and accumulated deficit and cash flows for the period then ended were not audited by us and according we do not express an opinion on them.


Denver, Colorado
March 22, 2000


                                              COMISKEY & COMPANY
                                              PROFESSIONAL CORPORATION

                         Sunburst Acquisitions III, Inc.
                         (A Development Stage Company)
                                BALANCE SHEET
                              November 30, 1999
                                 (Unaudited)


ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                       $     1,283
   Notes receivable                                  2,000,000
                                                     ---------

     Total current assets                            2,001,283

     TOTAL ASSETS                                  $ 2,001,283
                                                     =========

  LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                                $     2,862
                                                     ---------

     Total current liabilities                           2,862

STOCKHOLDERS' EQUITY
   Preferred stock, no par value
     20,000,000 shares authorized;
     no shares issued and outstanding                        -
   Common stock, no par value;
     100,000,000 shares authorized;
     33,303,840 shares issued and
     outstanding                                     2,020,435
   Additional paid-in capital                            1,350
   Deficit accumulated
     during the
     development stage                                 (23,364)
                                                     ---------
                                                     1,998,421
                                                     ---------
     TOTAL LIABILITIES AND STOCKHOLDERS'
       EQUITY                                      $ 2,001,283
                                                     =========

The accompanying notes are an integral part of the financial statements.
                                   2

                             Sunburst Acquisitions III, Inc.
                             (A Development Stage Company)
                       STATEMENTS OF LOSS AND ACCUMULATED DEFICIT
                                    (Unaudited)


                               For the period
                               from inception   For the three  For the three
                              (August 27,       months ended   months ended
                               1997)to November November       November
                               30, 1999         30, 1999       30, 1998
                               ---------------  -------------  ------------

REVENUES                       $             -  $           -  $          -
                               ---------------  -------------  ------------

EXPENSES
  Amortization                             300              -            15
  Consulting fees                        4,935              -             -
  General office                           930            126             -
  Legal fees                             7,488              3         1,905
  Professional fees                      4,414              -             -
  Rent                                   1,350            150           150
  Taxes and licenses                       107              -             -
  Transfer Agent                         3,840          1,814           168
                                --------------  -------------  ------------

      Total expense                     23,364          2,093         2,238
                                --------------  -------------  ------------

NET LOSS                               (23,364)        (2,093)       (2,238)

Accumulated deficit
  Balance, Beginning of period               -        (21,271)      (12,240)
                                --------------  -------------  ------------

 Balance, End of period         $      (23,364) $     (23,364) $    (14,478)
                                ==============  =============  ============
NET LOSS PER SHARE              $         (NIL) $        (NIL) $       (NIL)
                                ==============  =============  ============

WEIGHTED AVERAGE NUMBER OF
  SHARES OF COMMON STOCK AND
  COMMON STOCK EQUIVALENTS
  OUTSTANDING                       35,858,291     33,457,730    35,471,200
                                ==============  =============  ============

The accompanying notes are an integral part of the financial statements.
                                  3

                               Sunburst Acquisitions III, Inc.
                               (A Development Stage Company)
                                 STATEMENTS OF CASH FLOWS
                                        (Unaudited)

                                  For the period
                                  from inception
                                 (August 27,      For the three  For the three
                                  1997) to        months ended   months ended
                                  November 30,    November 30,   November 30,
                                  1999            1999           1998
                                  ---------------  -------------  -----------

CASH FLOWS FROM
    OPERATING ACTIVITIES:

  Net Loss                        $       (23,364) $      (2,093) $    (2,238)
  Adjustments to reconcile
     net loss to net cash used
     by operating activities:
    Amortization expense                      300              -           15
    Rent expense                            1,350            150          150
    Stock issued for
     consulting fees                        4,935              -            -
    Decrease in prepaid expenses                -              -          474
    Increase (decrease) in
     accounts payable                       2,862          1,714         (385)
    Increase in accounts payable
     - related party                            -              -        1,430
                                   --------------  -------------  -----------

  Net cash used by
   operating activities                   (13,917)          (229)        (554)

CASH FLOWS FROM
    INVESTING ACTIVITIES

  Increase in organization costs             (300)             -            -
                                   --------------  -------------  -----------

  Net cash used by
   investing activities                      (300)             -            -

CASH FLOWS FROM
    FINANCING ACTIVITIES

  Issuance of common stock                  7,500              -            -
  Issuance of preferred
   stock                                    8,000              -            -
                                   --------------  -------------  -----------

  Net cash provided
   financing activities                    15,500              -            -
                                   --------------  -------------  -----------

  Net increase (decrease)
   in cash and cash
   equivalents                              1,283           (554)        (554)

CASH AND CASH EQUIVALENTS,
  Beginning of Period                           -          1,512          973
                                   --------------  -------------  -------------

CASH AND CASH EQUIVALENTS,
 End of Period                     $        1,283  $       1,283  $       419
                                   ==============  =============  ===========

The accompanying notes are an integral part of the financial statements.
                                 4

                          Sunburst Acquisitions III, Inc.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                November 30, 1999
                                   (Unaudited)


1.  Management's Representation of Interim Financial Information
    ------------------------------------------------------------

The accompanying financial statements have been prepared by Sunburst Acquisitions III, Inc. without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These financial statements include all of the adjustments which, in the opinion of management, are necessary to a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature. These financial statements should be read in conjunction with the audited financial statements at August 31, 1999.

2. Agreement and Plan of Reorganization
------------------------------------

On August 30, 1999, the Company entered into an Agreement and Plan of Reorganization by and among the Company, Sunburst Subsidiary, Inc., a California corporation ("Subsidiary"), Workseek.com, a California corporation ("WorkSeek") and American Recruitment Conferences, Inc., a California corporation ("American"). The Agreement contemplated the merger of American and WorkSeek ("the Affiliated Companies") into Subsidiary subject to the satisfaction of certain prescribed conditions, including additional Sunburst funding through private placements of its securities.

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

The cash proceeds from the private placement were advanced to American pursuant to a promissory note and security agreement in the amount of $1,400,000. The loan, which is secured by all of American's right title and interest in accounts, equipment, general intangibles, inventory, negotiable collateral, and proceeds from the disposition of such collateral, was due and payable with interest at 10% per year on January 23, 2000.
The Company also agreed to voluntarily cancel approximately 25,822,240 (post-split) common shares as part of the agreement, such that the total number of shares outstanding after the private placement would be 7,481,600.

On January 13, 2000, the Affiliated Companies entered a demand for arbitration with the American Arbitration Association seeking a declaration that the Agreement and Plan of Reorganization was terminated effective January 6, 2000 due to the failure of Sunburst to satisfy certain prescribed conditions including the raising of additional capital. Sunburst and the Affiliated Companies are currently negotiating a Reorganization Agreement ("the Agreement") which will result in the termination of the Agreement and Plan of Reorganization and the demand for arbitration. This Agreement is expected to ultimately result in the shareholders of Sunburst receiving approximately 7,481,600 shares of American in consideration of Sunburst's agreement to cancel all outstanding indebtedness of American and the related security agreements. These shares are expected to have certain registration rights. American is also expected to provide to Sunburst $10,000 in cash for the settlement of obligations related to the termination of the Agreement and Plan of Reorganization.

Item 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS OR
PLAN OF OPERATIONS.

Liquidity and Capital Resources

        The Company has experienced no significant change in liquidity as a result of the above mentioned agreement, although the $10,000 expected from American will offset expenses incurred by the Company for the attempted merger. Shareholders of the Company will ultimately be compensated with shares of American stock. The Company's balance sheet for the period ending November 30, 1999 reflects a current and total asset value of $2,001,283, primarily in the form of notes receivable. However, the notes receivable will not be received due to agreements subsequent to the period ended November 30, 1999 in which the Company forgave the debt in return for compensation described above.

        The Company's business plan is to oversee the compliance of the Agreement with American to be compensated for the relief of American's debt to the Company. When the terms of the final Agreement have been met, the Company plans to dissolve.

Results of Operations

        During the period from August 27, 1997 (inception) through
July 1999, the Company engaged in no significant operations other than organizational activities, acquisition of capital and preparation for registration of its securities under the Securities Exchange Act of 1934, as amended. No revenues were received by the Company during this period. Beginning in August 1999, the Company issued additional shares and raised additional funds in the attempt to merge with American and WorkSeek. The failure of the merger has left the Company with insufficient cash flow and capital resources to continue operations.

        For the current fiscal year, the Company expects to dissolve following compliance with the terms of the final Agreement with the Affiliated Companies.

        For the quarters ended November 30, 1999 and 1998, the Company showed net losses of $2,093 and $2,238, respectively. The decrease in loss is due primarily to the timing differences related to expenses incurred in relation to reporting requirements, and general and administrative expenses.

Need for Additional Financing

        The Company believes that its existing capital will not be sufficient to continue operations, and the Company has no plans to seek additional financing.

PART II

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

       (a)  EXHIBIT 27 - FINANCIAL DATA SCHEDULE

       There have been no reports on Form 8-K for the quarter ending November 30, 1999.

Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUNBURST ACQUISITIONS III, INC.
(Registrant)

Date: March 22, 2000

/s/
Michael R. Quinn, Secretary/Treasurer