Form 10QSB
period 2000-02-29
SUNBURST ACQUISITIONS III INC
filed 2000-06-28
CIK 1046120

U.S. SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                               Form 10-QSB

(Mark One)
X...Quarterly report under section 13 or 15(d) of the Securities
Exchange Act of 1934 for the quarterly period ended February 29, 2000.

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

 Yes __X__  No _____

At 2/29/00 the following shares of common were outstanding: Common Stock, no par value, 33,303,840 shares.

Transitional Small Business Disclosure
Format (Check one):
Yes _____     No __X__

PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

       (a) The financial statements of registrant for the three months ended February 29, 2000, follow. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.



                      SUNBURST ACQUISITIONS III, INC.
                      (A Development Stage Company)

                          FINANCIAL STATEMENTS
                     Quarter Ended February 29, 2000

                             CONTENTS


     Balance Sheet                                        1
     Statements of Operations                             2
     Statements of Cash Flows                             3
     Notes to Financial Statements                        4

                         Sunburst Acquisitions III, Inc.
                         (A Development Stage Company)
                                BALANCE SHEET
                              February 29, 2000



ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                       $     1,138
   Notes Receivable                                  2,000,000
                                                    ----------

     Total current assets                            2,001,138

     TOTAL ASSETS                                  $ 2,001,138
                                                     =========

  LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                                $     8,306
                                                    ----------

     Total current liabilities                           8,306

STOCKHOLDERS' EQUITY
   Preferred stock, no par value
     20,000,000 shares authorized;
     80,000 shares issued and outstanding                    -
   Common stock, no par value;
     100,000,000 shares authorized;
     33,303,840 shares issued and
     outstanding                                     2,020,435
   Additional paid-in capital                            1,500
   Deficit accumulated
     during the
     development stage                                 (29,103)
                                                     ---------
   Total stockholders' equity                        1,992,832
                                                     ---------
     TOTAL LIABILITIES AND STOCKHOLDERS'
       EQUITY                                      $ 2,001,138
                                                     =========

The accompanying notes are an integral part of the financial statements.
                                   1

                             Sunburst Acquisitions III, Inc.
                              (A Development Stage Company)
                                STATEMENTS OF OPERATIONS



                        For the
                        period from
                        inception
                       (August 27,    For the three       For the six
                        1997) to      months ended        months ended
                        February 29,  February 29/28,     February 29/28,
                        2000          2000       1999     2000       1999
                       -----------  ---------  ---------  ---------  --------

REVENUES               $        -  $       -  $       -  $       -  $       -
                      -----------  ---------  ---------  ---------  ---------

EXPENSES
  Amortization                300          -         15          -        30
  Consulting fees           4,935          -          -          -         -
  General office              966         36         20        162        20
  Legal fees                8,045        557        953        560     2,858
  Professional fees         8,970      4,556      1,530      4,556     1,530
  Rent                      1,500        150        150        300       300
  Taxes and licenses          107          -          -          -         -
  Transfer agent            4,280        440        400      2,254       568
                      -----------  ---------  ---------  ---------  ---------

      Total expense        29,103      5,739      3,068      7,832      5,306
                      -----------  ---------  ---------  ---------  ---------

NET LOSS                  (29,103)    (5,739)    (3,068)    (7,832)    (5,306)

Accumulated deficit
  Balance, Beginning
  of period                     -    (23,364)   (14,478)   (21,271)   (12,240)
                      -----------  ---------  ---------  ---------  ---------

 Balance,
 End of period        $   (29,103) $ (29,103) $ (17,546)   (29,103)   (17,546)
                      ===========  =========  =========  =========  =========

NET LOSS PER SHARE    $      (NIL) $    (NIL) $    (NIL) $    (NIL) $    (NIL)
                      ===========  =========  =========  =========  =========

WEIGHTED AVERAGE NUMBER
  OF SHARES OF COMMON
  STOCK AND COMMON STOCK
  EQUIVALENTS
  OUTSTANDING           35,604,548 33,303,840  2,495,000 33,380,392 2,244,724
                       ===========  =========  =========  ========= =========

The accompanying notes are an integral part of the financial statements.
                                  2

                               Sunburst Acquisitions III, Inc.
                               (A Development Stage Company)
                                 STATEMENTS OF CASH FLOWS

                                For the period
                                from inception
                               (August 27,      For the six   For the six
                                1997) to        months ended  months ended
                                February 29,    February 29,  February 28,
                                2000            2000          1999
                                --------------- ------------- -------------

CASH FLOWS FROM
    OPERATING ACTIVITIES:

  Net Loss                        $    (29,103)   $    (7,832)  $   (5,306)
  Adjustments to reconcile
     net loss to net cash used
     by operating activities:
    Amortization expense                   300              -           30
    Rent expense                         1,500            300          300
    Stock issued for
     consulting fees                     4,935              -            -
    Decrease in prepaid expenses             -              -          474
    Increase (decrease) in
     accounts payable                    8,306          7,158          (95)
    Increase in accounts payable
     - related party                         -              -           82
                                --------------  -------------  -----------

  Net cash used by
   operating activities                (14,062)          (374)      (4,515)

CASH FLOWS FROM
    INVESTING ACTIVITIES

  Increase in organization costs          (300)             -            -
                                --------------  -------------  -----------

  Net cash used by
   investing activities                   (300)             -            -

CASH FLOWS FROM
    FINANCING ACTIVITIES

  Issuance of common stock               7,500              -        7,500
  Issuance of preferred
   stock                                 8,000              -            -
                                   -----------  -------------  -----------

  Net cash provided
   financing activities                 15,500              -        7,500
                                   -----------  -------------  -----------

  Net increase (decrease)
   in cash and cash
   equivalents                           1,138           (374)       2,985

CASH AND CASH EQUIVALENTS
  Beginning of Period                        -          1,512          973
                                   -----------  -------------  -----------

CASH AND CASH EQUIVALENTS,
 End of Period                     $     1,138    $     1,138    $   3,958
                                   ===========  =============  ===========

The accompanying notes are an integral part of the financial statements.
                                 3

                          Sunburst Acquisitions III, Inc.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                February 29, 2000



1.  Management's Representation of Interim Financial Information
    ------------------------------------------------------------

The accompanying financial statements have been prepared by Sunburst Acquisitions III, Inc. without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These financial statements include all of the adjustments which, in the opinion of management, are necessary to a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature. These financial statements should be read in conjunction with the audited financial statements at August 31, 1999.
                                 4

Item 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS OR
PLAN OF OPERATIONS.

Liquidity and Capital Resources

        As of the quarter ended February 29, 2000, the Company was unsure of the ultimate resolution of its Agreement and Plan of Reorganization with Workseek.com and American Recruitment. To that end, the Company filed
Form 15 with the SEC to discontinue the need for periodic filings on April 6, 2000. The Company's balance sheet for the period ending February 29, 2000 reflects a current asset value of $2,001,138 and a total asset value of $2,001,138, primarily in the form of an outstanding note receivable from Workseek.com, as compared to $4,208 and $4,478 in current and total assets as of February 28, 1999.

        The Company's business plan is to complete a settlement with American Recruitment which may result in the dissolution of the Company.

Results of Operations

        During the period from August 27, 1997 (inception) through February 29, 2000, the Company has engaged in no significant operations other than organizational activities, acquisition of capital, preparation for registration of its securities under the Securities Exchange Act of 1934, as amended, and negotiations with Workseek.com. No revenues were received by the Company during this period.

        For the quarter and six months ended February 29, 2000, the Company incurred losses of $(5,739) and $(7,832), respectively, as compared to losses of $(3,068) and $(5,306) for the quarter and six months ended
February 28, 1999. The differences in losses for the quarters and six month periods ended February 29, 2000 and February 28, 1999 are primarily attributable to timing differences of expenses incurred in the compliance with reporting requirements, and general and administrative expenses.

Need for Additional Financing

The Company believes that its existing capital will not be sufficient to continue operations, and the Company has no plans to seek additional financing.


PART II

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

       (a)  EXHIBIT 27 - FINANCIAL DATA SCHEDULE

       There have been no reports on Form 8-K for the quarter ending February 29, 2000.

Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUNBURST ACQUISITIONS III, INC.
(Registrant)

Date: June 21, 2000

/s/
Michael R. Quinn, Secretary/Treasurer