Form 10QSB
period 2000-05-31
SUNBURST ACQUISITIONS III INC
filed 2000-06-28
CIK 1046120

U.S. SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                               Form 10-QSB

(Mark One)
X...Quarterly report under section 13 or 15(d) of the Securities
Exchange Act of 1934 for the quarterly period ended May 31, 2000.

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

 Yes __X__  No _____

At 5/31/00 the following shares of common were outstanding: Common Stock, no par value, 33,303,840 shares.

Transitional Small Business Disclosure
Format (Check one):
Yes _____     No __X__

PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

       (a) The financial statements of registrant for the three months ended May 31, 2000, follow. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.



                      SUNBURST ACQUISITIONS III, INC.
                      (A Development Stage Company)

                          FINANCIAL STATEMENTS
                     Quarter Ended May 31, 2000

                             CONTENTS


     Balance Sheet                                        1
     Statements of Operations                             2
     Statements of Cash Flows                             3
     Notes to Financial Statements                        4

                         Sunburst Acquisitions III, Inc.
                         (A Development Stage Company)
                                BALANCE SHEET
                                 May 31, 2000



ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                       $       338
   Notes Receivable                                  2,000,000
                                                    ----------

     Total current assets                            2,000,338

     TOTAL ASSETS                                  $ 2,000,338
                                                     =========

  LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                                $    15,906
                                                    ----------

     Total current liabilities                          15,906

STOCKHOLDERS' EQUITY
   Preferred stock, no par value
     20,000,000 shares authorized;
     80,000 shares issued and outstanding                    -
   Common stock, no par value;
     100,000,000 shares authorized;
     33,303,840 shares issued and
     outstanding                                     2,020,435
   Additional paid-in capital                            3,094
   Deficit accumulated
     during the
     development stage                                 (39,097)
                                                     ---------
   Total stockholders' equity                        1,984,432
                                                     ---------
     TOTAL LIABILITIES AND STOCKHOLDERS'
       EQUITY                                      $ 2,000,338
                                                     =========

The accompanying notes are an integral part of the financial statements.
                                   1

                             Sunburst Acquisitions III, Inc.
                              (A Development Stage Company)
                                STATEMENTS OF OPERATIONS



                        For the
                        period from
                        inception
                       (August 27,    For the three       For the nine
                        1997) to      months ended        months ended
                        May 31,       May 31,             May 31,
                        2000          2000       1999     2000       1999
                       -----------  ---------  ---------  ---------  --------

REVENUES               $        -  $       -  $       -  $       -  $       -
                      -----------  ---------  ---------  ---------  ---------

EXPENSES
  Amortization                300          -         15          -        45
  Consulting fees           4,935          -          -          -         -
  General office              967          -          -        163        20
  Legal fees               14,927      6,881        343      7,442     3,201
  Professional fees        11,681      2,712        380      7,267     1,910
  Rent                      1,650        150        150        450       450
  Taxes and licenses          107          -          -          -         -
  Transfer agent            4,530        250        583      2,504     1,151
                      -----------  ---------  ---------  ---------  ---------

      Total expense        39,097      9,993      1,471     17,826      6,777
                      -----------  ---------  ---------  ---------  ---------

NET LOSS                  (39,097)    (9,993)    (1,471)   (17,826)    (6,777)

Accumulated deficit
  Balance, Beginning
  of period                     -    (29,104)   (17,546)   (21,271)   (12,240)
                      -----------  ---------  ---------  ---------  ---------

 Balance,
 End of period        $   (39,097) $ (39,097) $ (19,017)   (39,097)   (19,017)
                      ===========  =========  =========  =========  =========

NET LOSS PER SHARE    $      (NIL) $    (NIL) $    (NIL) $    (NIL) $    (NIL)
                      ===========  =========  =========  =========  =========

WEIGHTED AVERAGE NUMBER
  OF SHARES OF COMMON
  STOCK AND COMMON STOCK
  EQUIVALENTS
  OUTSTANDING          35,394,563 33,303,840  2,495,000 33,355,047  2,329,066
                      ===========  =========  =========  =========  =========

The accompanying notes are an integral part of the financial statements.
                                  2

                               Sunburst Acquisitions III, Inc.
                               (A Development Stage Company)
                                 STATEMENTS OF CASH FLOWS

                                For the period
                                from inception
                               (August 27,      For the nine  For the nine
                                1997) to        months ended  months ended
                                May 31,         May 31,       May 31,
                                2000            2000          1999
                                --------------- ------------- -------------

CASH FLOWS FROM
    OPERATING ACTIVITIES:

  Net Loss                        $    (39,097)   $   (17,826)  $   (6,777)
  Adjustments to reconcile
     net loss to net cash used
     by operating activities:
    Amortization expense                   300              -           45
    Rent expense                         1,650            450          450
    Stock issued for
     consulting fees                     4,935              -            -
    Decrease in prepaid expenses             -              -          474
    Increase in accounts receivable          -              -          103
    Increase (decrease) in
     accounts payable                   15,906         14,758         (195)
    Increase in accounts payable
     - related party                         -              -          342
                                --------------  -------------  -----------

  Net cash used by
   operating activities                (16,306)        (2,618)      (5,558)

CASH FLOWS FROM
    INVESTING ACTIVITIES

  Increase in organization costs          (300)             -            -
                                --------------  -------------  -----------

  Net cash used by
   investing activities                   (300)             -            -

CASH FLOWS FROM
    FINANCING ACTIVITIES

  Cash contributed by stockholder        1,444          1,444            -
  Issuance of common stock               7,500              -        7,500
  Issuance of preferred
   stock                                 8,000              -            -
                                   -----------  -------------  -----------

  Net cash provided
   financing activities                 16,944          1,444        7,500
                                   -----------  -------------  -------------

  Net increase (decrease)
   in cash and cash
   equivalents                             338         (1,174)       1,942

CASH AND CASH EQUIVALENTS,
  Beginning of Period                        -          1,512          973
                                   -----------  -------------  -----------

CASH AND CASH EQUIVALENTS,
 End of Period                     $       338    $       338    $   2,915
                                   ===========  =============  ===========

The accompanying notes are an integral part of the financial statements.
                                 3

                          Sunburst Acquisitions III, Inc.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                  May 31, 2000



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

2. Filing
------

On April 6, 2000 the Company filed form 15-12G with the Securities and Exchange Commission for certification of termination of registration. Effectively, form 15-12G would end periodic filing by the Company. The filing was revoked, however, and periodic filing will continue.
4

Item 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS OR
PLAN OF OPERATIONS.

Liquidity and Capital Resources

As of the quarter ended November 30, 1999, the Company had decided to end the Agreement and Plan of Reorganization with Workseek.com and American Recruitment. However, the Company has decided not to dissolve. Sufficient capital and liquidity have been maintained to continue operations, partly due to payments made by a stockholder to cover business expenses. The Company plans now to salvage a business agreement with American Recruitment. The Company's balance sheet for the period ending May 31, 2000, reflects a current asset value of $2,000,338 and a total asset value of $2,000,338, primarily in the form of notes receivable from Workseek.com and American Recruitment. Although these notes are currently in default by their terms, management believes there will be opportunity by the Company to realize its investment through negotiation with financing sources for Workseek.

The Company's business plan is to foster a relationship with American Recruitment. If American Recruitment cannot provide sufficient funding for the eventual merger, it is unlikely that the Company will be able to continue operations. In addition, the Company cannot predict whether capital resources and liquidity will continue to be sufficient following the merger if the resulting entity suffers an operating loss.

Results of Operations

During the period from August 27, 1997 (inception) through
May 31, 2000, the Company has engaged in no significant operations other than organizational activities, acquisition of capital, preparation for registration of its securities under the Securities Exchange Act of 1934, as amended and negotiation of the acquisition of Workseek. No revenues were received by the Company during this period.

For the quarter and nine months ended May 31, 2000, the Company incurred losses of $(9,993) and $(17,826), respectively, as compared to losses of $(1,471) and $(6,777) for the quarter and nine months ended
May 31, 1999. The differences in losses for the quarters and nine months ended May 31, 2000 and 1999 are primarily attributable to timing differences of expenses incurred in the compliance with reporting requirements, and general and administrative expenses related to Workseek.

For the current fiscal year, the Company anticipates incurring additional losses as a result of organizational expenses, expenses associated with registration under the Securities Exchange Act of 1934, and expenses associated with solidifying the business arrangement with American Recruitment. The Company anticipates that until a business combination is completed, it will not generate revenues.

Need for Additional Financing


The Company believes that its existing capital will temporarily be sufficient to meet the Company's cash needs, including the costs of compliance with the continuing reporting requirements of the Securities Exchange
Act of 1934, as amended, for as long as current liquidity and stockholder contributions can sustain operations. Accordingly, in the event the Company is able to attempt a business combination during this period, there is no assurance that the available funds will ultimately prove to be adequate to allow it to complete a business combination, and once a business combination is completed, the Company's needs for additional financing are likely to increase substantially.

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

       There have been no reports on Form 8-K for the quarter ending
May 31, 2000.

Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUNBURST ACQUISITIONS III, INC.
(Registrant)

Date: June 21, 2000

/s/
Michael R. Quinn, Secretary/Treasurer