Form 10KSB
period 2000-08-31
SUNBURST ACQUISITIONS III INC
filed 2000-12-08
CIK 1046120

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
(Mark One)
[X] Annual report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended August 31, 2000

[ ] Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____ to ____.

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

Issuer's revenues for its most recent fiscal year: $  -0-

Aggregate market value of voting stock held by non-affiliates as of November 30, 2000: -0-

Number of shares of Common Stock outstanding as of November 30, 2000: 33,303,840

Documents incorporated by reference: NONE

                                     PART I

ITEM 1.           DESCRIPTION OF BUSINESS.
--------------------------------------------------------------------------------


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

As of November 30, 2000, the proposed transaction had not been consummated and the loan had not been repaid. The Company is in the process of foreclosing on its security interest, but recovery of the amount due under the promissory note is doubtful. Accordingly, the promissory note receivable has been offset by a full allowance for realization.

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


ITEM 2.          DESCRIPTION OF PROPERTY.
--------------------------------------------------------------------------------


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


ITEM 3.  LEGAL PROCEEDINGS.
--------------------------------------------------------------------------------


The Company is not a party to any pending legal proceedings, and no such proceedings are known to be contemplated, other than any proceedings resulting from the Company's decision to foreclose on its security interest in the assets of ARC and Workseek.

No director, officer or affiliate of the Company, and no owner of record or beneficial owner of more than 5.0% of the securities of the Company, or any associate of any such director, officer or security holder is a party adverse to the Company or has a material interest adverse to the Company in reference to pending litigation.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
--------------------------------------------------------------------------------


No matters were submitted to a vote of the security holders of the Company during the fourth quarter of the fiscal year which ended August 31, 2000.


                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.
--------------------------------------------------------------------------------


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


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.
--------------------------------------------------------------------------------


The Company remains in the development stage. Until it conducted the private placement in contemplation of the ARC/Workseek acquisition, it had experienced no significant change in liquidity or capital resources or stockholders' equity other than the receipt of proceeds in the amount of $8,000 from its inside capitalization funds, and the expenditure of such funds in furtherance of the Company's business plan, including primarily expenditure of funds to pay legal and accounting expenses. Consequently, the Company's balance sheet for the fiscal year ended August 31, 2000, reflects a current asset value of $338.

RESULTS OF OPERATIONS

During the period from August 27, 1997 (inception) through August 31, 1998, the Company engaged in no significant operations other than organizational activities, acquisition of capital, preparation and filing of the registration of its securities under the Securities Exchange Act of 1934, as amended, compliance with its periodic reporting requirements, and efforts to locate a suitable merger or acquisition candidate. No revenues were received by the Company during this period and the Company incurred a net loss of $10,305.

For the fiscal years ending August 31, 1999, the Company incurred a net loss of $9,031 as a result of expenses associated with compliance with the reporting requirements of the Securities Exchange Act of 1934, and expenses associated with locating and evaluating acquisition candidates.

For the fiscal year ending August 31, 2000, the Company incurred a net loss of $2,022,917, primarily as a result of the $2,000,000 valuation allowance taken against the promissory note from ARC and

Workseek. Legal fees of $9,292 were incurred as a result of the negotiations and dealings with ARC and Workseek and compliance with the SEC's reporting requirements.

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


ITEM 7.  FINANCIAL STATEMENTS.
--------------------------------------------------------------------------------


See the pages beginning with F-1.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
--------------------------------------------------------------------------------


The Company has had no change in, or disagreements with, its principal independent accountant since the date of inception.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.
--------------------------------------------------------------------------------


The directors and executive officers currently serving the Company are as follows:

NAME               AGE              POSITIONS HELD AND TENURE

Jay Lutsky         58               President and a Director since August, 1997

Michael R Quinn    77               Secretary, Treasurer, and a Director since
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

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Jay Lutsky and Michael R. Quinn are subject to the report their beneficial ownership of the Company's securities under Section 16(a) of the Exchange Act. Each was required to file an Initial Statement of Beneficial Ownership of Securities on Form 3 at the time of the registration of the Company's securities under Section 12(g) of the Exchange Act. To the best knowledge and belief of the Company, such persons made a late filing of Form 3.

ITEM 10. EXECUTIVE COMPENSATION.
--------------------------------------------------------------------------------


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


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
--------------------------------------------------------------------------------


The following table sets forth, as of November 30, 2000, the number of shares of Common Stock owned of record and beneficially by executive officers, directors and persons who hold 5.0% or more of the outstanding Common Stock of the Company. Also included are the shares held by all executive officers and directors as a group.

--------------------------------------------------------------------------------
                                 NUMBER OF SHARES              PERCENT OF
NAME AND ADDRESS                OWNED BENEFICIALLY           CLASS OWNED (1)<F1>
--------------------------------------------------------------------------------
Jay Lutsky                          13,057,280                   39.21%
4807 S. Zang Way
Morrison, Colorado 80465
--------------------------------------------------------------------------------
Michael R. Quinn                    13,024,960                   39.11%
2082 Cherry Street
Denver, Colorado 80207
--------------------------------------------------------------------------------
All directors and executive         26,082,240                   78.32%
officers (2 persons)
--------------------------------------------------------------------------------

(1)<F1>  Based on 33,303,840 shares outstanding.



ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
--------------------------------------------------------------------------------


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


ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.
--------------------------------------------------------------------------------


(a)      The Exhibits listed below are filed as part of this Annual Report.

   EXHIBIT NO.                            DOCUMENT
       3.1          Articles of Incorporation (1)<F1>
       3.2          Bylaws (1)<F1>
       4.1          Specimen Common Stock Certificate (1)<F1>
       4.2          Specimen Class A Convertible Preferred Stock Certificate (1)<F1>
       10.1         Agreement and Plan of Reorganization (2)<F2>
       10.2         American Recruitment Conferences/Workseek Loan Documents (2)<F2>






   EXHIBIT NO.                                                  DOCUMENT

        27          Financial Data Schedule
---------------

(1)<F1> Incorporated by reference from the Registration Statement on Form 10-SB/A filed with the Securities and Exchange Commission on December 29, 1997).
(2)<F2> Incorporated by reference to the exhibits filed with the Company's annual report on Form 10-KSB for the fiscal year ended August 31, 1999.


(b) No reports on Form 8-K were filed by the Company during the last quarter of its fiscal year ending August 31, 2000.


                                                    SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    SUNBURST ACQUISITIONS III, INC.


Date: December 6, 2000              By: /s/ JAY LUTSKY
                                       -----------------------------------------
                                         Jay Lutsky, President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Date: December 6, 2000              /s/ JAY LUTSKY
                                    --------------------------------------------
                                    Jay Lutsky
                                    (Principal Executive Officer and Director)


Date: December 6, 2000              /s/ MICHAEL R. QUINN
                                    --------------------------------------------
                                    Michael R. Quinn
                                    (Principal Financial and Accounting Officer
                                    and Director)

                         SUNBURST ACQUISITIONS III, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                              FINANCIAL STATEMENTS

                                 AUGUST 31, 2000

                                    CONTENTS




                                                                        PAGE


REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS                                F-1

BALANCE SHEET                                                           F-2

STATEMENTS OF OPERATIONS                                                F-3

STATEMENT OF STOCKHOLDERS' EQUITY                                       F-4

STATEMENTS OF CASH FLOWS                                                F-5

NOTES TO FINANCIAL STATEMENTS                                       F-6 TO F-8

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



The Board of Directors and Stockholders of
Sunburst Acquisitions III, Inc.


We have audited the accompanying balance sheet of Sunburst Acquisitions III, Inc. (a development stage company) as of August 31, 2000, and the related statements of operations, stockholders' equity, and cash flows for each of the two years then ended and for the period from inception (August 27, 1997) to August 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sunburst Acquisitions III, Inc. as of August 31, 2000, and the results of its operations and cash flows for each of the two years then ended and for the period from inception (August 27, 1997) to August 31, 2000 in conformity with generally accepted accounting principles.

Denver, Colorado
December 4, 2000
                                                         /S/ COMISKEY & COMPANY
                                                        PROFESSIONAL CORPORATION

                        SUNBURST ACQUISITIONS III, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEET
                                AUGUST 31, 2000

   ASSETS
CURRENT ASSETS
   Cash and cash equivalents                                         $       338
   Note receivable (net of valuation allowance of $2,000,000)                  -
                                                                     ------------
      Total current assets                                                   338

      TOTAL ASSETS                                                   $       338
                                                                     ============

   LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
   Accounts payable                                                  $    20,847
                                                                     ------------
      Total current liabilities                                           20,847

STOCKHOLDERS' DEFICIT
   Preferred stock, no par value; 20,000,000 shares
      authorized; No shares issued and outstanding                           -
   Common stock, no par value; 100,000,000
      shares authorized; 33,303,840 shares issued and
      outstanding                                                      2,020,435
   Additional paid-in capital                                              3,244
                                                                     ------------
   Deficit accumulated during the development stage                   (2,044,188)
                                                                     ------------
      Total stockholders' deficit                                        (20,509)
                                                                     ------------
      TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                    $       338
                                                                     ============


    The accompanying notes are an integral part of the financial statements.

                        SUNBURST ACQUISITIONS III, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS

                                          For the period
                                          from inception       For the year     For the year
                                        (August 27, 1997)         ended            ended
                                          to August 31,        August 31,        August 31,
                                              2000                2000              1999
                                        -----------------     -------------     -------------
REVENUES                                  $        -          $        -        $        -
                                          -------------       -------------     -------------
EXPENSES
   Amortization                                    300                 -                 240
   Consulting fees                               4,935                 -                 -
   General office                                  966                 162               296
   Legal fees                                   17,678              10,193             4,317
   Professional fees                            13,706               9,292             2,297
   Rent                                          1,800                 600               600
   Taxes and licenses                              107                 -                 -
   Transfer agent                                4,696               2,670             1,281
   Valuation allowance                       2,000,000           2,000,000               -
                                          -------------       -------------     -------------
      Total expenses                         2,044,188           2,022,917             9,031
                                          -------------       -------------     -------------

NET LOSS                                    (2,044,188)         (2,022,917)           (9,031)

Accumulated deficit

   Balance, beginning of period                    -               (21,271)          (12,240)
                                          -------------       -------------     -------------
   Balance, end of period                 $ (2,044,188)       $ (2,044,188)     $    (21,271)
                                          =============       =============     =============

NET LOSS PER SHARE                        $       (NIL)       $       (NIL)     $       (NIL)
                                          =============       =============     =============

WEIGHTED AVERAGE NUMBER OF
   SHARES OUTSTANDING                       35,219,703          33,342,176        38,313,589
                                          =============       =============     =============

    The accompanying notes are an integral part of the financial statements.
                                      F-3

                        SUNBURST ACQUISITIONS III, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                       STATEMENT OF STOCKHOLDERS' EQUITY

                                                                                                            Deficit
                                                                                                          accumulated
                                    Preferred stock          Common stock        Common      Additional   during the      Total
                                   Number of             Number of                Stock        paid-in    development  stockholders'
                                    shares     Amount     shares      Amount    Subscribed     capital       stage         equity
                                   --------   -------  ------------  ---------  -----------     -----     -----------   -----------
Preferred stock issued for
   cash, August 27,1997 at
   $0.001 per share                 80,000     8,000           -           -           -          -              -           8,000

Common stock issued for
   services, August 27, 1997 at
   $0.000062 per share                 -         -      31,269,600       1,935         -          -              -           1,935

Net loss for the period ended
August 31, 1997                        -         -             -           -           -          -           (1,935)       (1,935)
                                   --------   -------  ------------  ---------  -----------     -----     -----------   -----------
Balance, August 31, 1997            80,000     8,000    31,269,600       1,935         -          -           (1,935)        8,000

Rent at no charge                      -         -             -           -           -          600            -             600

Common stock issued for
   services, July 1998 at
   $0.00186 per share                  -         -       1,616,000       3,000         -          -              -           3,000

Net loss for the year ended
August 31, 1998                        -         -             -           -           -          -          (10,305)      (10,305)
                                   --------   -------  ------------  ---------  -----------     -----     -----------   -----------
Balance, August 31, 1998            80,000     8,000    32,885,600       4,935         -          600        (12,240)        1,295

Rent at no charge                      -         -             -           -           -          600            -             600

Common stock issued for
   cash, January 1999 at
   $0.00155 per share                  -         -       4,848,000       7,500         -          -              -           7,500

Preferred stock converted to
   common, May 1999 at
   $0.00309 per share              (80,000)   (8,000)    2,585,600       8,000         -          -              -             -

Common stock subscribed,
   year ended August 31, 1999          -         -             -           -     2,000,000        -              -       2,000,000

Net loss for the year ended
August 31, 1999                        -         -             -           -           -          -           (9,031)       (9,031)
                                   --------   -------  ------------  ---------  -----------     -----     -----------   -----------
Balance, August 31, 1999               -         -      40,319,200      20,435   2,000,000      1,200        (21,271)    2,000,364

Issuance of common stock
   subscribed, September 1999
   at $2.00 per share                  -         -       1,000,000   2,000,000  (2,000,000)       -              -             -

Voluntary cancellation of
   outstanding shares,
   September 1999                      -         -      (8,015,360)        -           -          -              -             -

Rent at no charge                      -         -             -           -           -          600            -             600

Expenses paid by shareholder           -         -             -           -           -        1,444            -           1,444

Net loss for the year ended
August 31, 2000                        -         -             -           -           -          -       (2,022,917)   (2,022,917)
                                   --------   -------  ------------  ---------  -----------     -----     -----------   -----------
Balance, August 31, 2000               -         -      33,303,840   2,020,435         -        3,244     (2,044,188)      (20,509)



    The accompanying notes are an integral part of the financial statements

                        SUNBURST ACQUISITIONS III, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS

                                                                For the period
                                                                from inception       For the year     For the year
                                                               (August 27, 1997)         ended            ended
                                                                 to August 31,        August 31,        August 31,
                                                                     2000                2000              1999
                                                               -----------------     -------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                         $(2,044,188)        $(2,022,917)       $(9,031)
Adjustments to reconcile
   net loss to net cash flows
   from operating activities:
      Amortization                                                       300                 -              240
      Rent expense                                                     1,800                 600            600
      Stock issued for consulting fees                                 4,935                 -              -
      Decrease in prepaid expenses                                       -                   -              474
      Decrease in accounts receivable
         - related party                                                 -                   -              103
      Increase in accounts payable                                    20,847              19,699          1,148
      Decrease in accounts payable
         - related party                                                 -                   -             (495)
                                                                 ------------        ------------       --------
            Net cash flows from operating activities              (2,016,306)         (2,002,618)        (6,961)

CASH FLOWS FROM INVESTING ACTIVITIES
   Increase in organization costs                                       (300)                -              -
   Cash in escrow                                                        -             1,271,000            -
                                                                 ------------        ------------       --------
            Net cash flows from investing activities                    (300)          1,271,000            -

CASH FLOWS FROM FINANCING ACTIVITIES
   Issuance of common stock                                        2,007,500           2,000,000          7,500
   Issuance of preferred stock                                         8,000                 -              -
   Additional paid-in capital                                          1,444               1,444
   Common stock subscribed                                               -            (1,271,000)           -
                                                                 ------------        ------------       --------

            Net cash flows from financing activities               2,016,944             730,444          7,500
                                                                 ------------        ------------       --------
NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                                                  338              (1,174)           539

CASH AND CASH EQUIVALENTS,
   BEGINNING OF PERIOD                                                   -                 1,512            973
                                                                 ------------        ------------       --------
CASH AND CASH EQUIVALENTS,
   END OF PERIOD                                                 $       338         $       338        $ 1,512
                                                                 ============        ============       ========

    The accompanying notes are an integral part of the financial statements.

                        SUNBURST ACQUISITIONS III, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                 AUGUST 31, 2000


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

     On August 30, 1999, the Company entered into an Agreement and Plan of Reorganization ("Agreement") by and among the Company, Sunburst Subsidiary, Inc., a California corporation ("Subsidiary"), WorkSeek.com, a California corporation ("WorkSeek") and American Recruitment Conferences, Inc., a California corporation ("American"). The Agreement contemplates the merger of American and WorkSeek into Subsidiary. The proposed merger has not been consummated. See Note 6.

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

                        SUNBURST ACQUISITIONS III, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                 AUGUST 31, 2000


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
     USE OF ESTIMATES
     The preparation of the Company's financial statements in conformity with generally accepted accounting principles requires the Company's management to make estimates and assumptions that effect the amounts reported in these financial statements and accompanying notes. Actual results could differ from those estimates.

     CONSIDERATION OF OTHER COMPREHENSIVE INCOME ITEMS
     SFAF 130 - Reporting Comprehensive Income, requires companies to present comprehensive income (consisting primarily of net income plus other direct equity changes and credits) and its components as part of the basic financial statements. For the year ended August 31, 2000, the Company's financial statements do not contain any changes in equity that are required to be reported separately in comprehensive income.

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

     On August 30, 1999, the Company underwent a 16.16 for 1 forward stock split of its then outstanding common shares. In addition, and in anticipation of the merger mentioned above, the Company sold in a private placement, a total of 1,000,000 post-split common shares at $2.00 per share. Proceeds were received in the form of $1,400,000 cash and $600,000 in assigned conversion agreements, under which creditors of American had agreed to convert prior loans to American into common shares at the rate of $2.00 per share. The private placement was completed in September 1999.

     Officers and other stockholders also voluntarily cancelled 8,015,360 common shares as part of the agreement in September 1999.

     All share and per share amounts have been restated. A total of 33,303,840 shares were outstanding at August 31, 2000.

     As of August 31, 2000, all shares of the Company's no par value Series A preferred stock have been converted to common stock.

                        SUNBURST ACQUISITIONS III, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                 AUGUST 31, 2000


3.   RELATED PARTY TRANSACTIONS
     Following the conversion of their preferred shares, the Company's officers and directors were the owners of 26,082,240 shares of common stock. These common shares owned by the directors account for approximately 78% of the Company's issued and outstanding shares.

     The Company's President is providing office space at no charge to the Company. For purposes of the financial statements, the Company is accruing $50 per month as additional paid-in capital for this use.

4.   INCOME TAXES
     The Company has Federal net operating loss carryforwards of approximately $2,044,188 expiring during the years 2018 and 2020. The tax benefit of these net operating losses is approximately $389,162 and has been offset by a full allowance for realization. This carryforward may be limited upon the consummation of a business combination under IRC Section 381. For the years ended August 31, 2000 and 1999, the valuation allowance increased by approximately $385,067 and $1,740, respectively.

5.   STATEMENT OF CASH FLOWS
     Non cash  investing and  financing  activities  included the  assignment of
     notes   receivable  for  stock  in  the  amount  of  $600,000.   The  stock
     subscription receivable of $129,000 was collected in September 1999.

6.   NOTES RECEIVABLE
     In connection with the Agreement, the cash proceeds from the private placement were advanced to American pursuant to a promissory note and security agreement in the amount of $1,400,000. The loan, which is secured by all of American's right title and interest in accounts, equipment, general intangibles, inventory, negotiable collateral, and proceeds from the disposition of such collateral, was due and payable with interest at 10% per year on January 23, 2000. No payment has been made and collection is doubtful. The note receivable has been offset by a full allowance for realization.

     No payment has been received on the $600,000 in assigned conversion agreements and a full allowance for realization has been recorded.