Form 10QSB
period 2000-11-30
SUNBURST ACQUISITIONS III INC
filed 2001-01-22
CIK 1046120

U.S. SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                               Form 10-QSB

(Mark One)
X...Quarterly report under section 13 or 15(d) of the Securities
Exchange Act of 1934 for the quarterly period ended November 30, 2000.

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

  Yes _____ No _____

Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. At 11/30/00 the following shares of common were outstanding: Preferred Stock, no par value, 20,000,000 shares; Common Stock, no par value, 33,303,840 shares.

Transitional Small Business Disclosure
Format (Check one):
Yes _____     No __X__

PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

       (a) The unaudited financial statements of registrant for the three months ended November 30, 2000, follow. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.



                      SUNBURST ACQUISITIONS III, INC.
                      (A Development Stage Company)

                          FINANCIAL STATEMENTS
                     Quarter Ended November 30, 2000
                               (Unaudited)

                             CONTENTS


     Balance Sheet                                        1
     Statements of Loss and Accumulated Deficit           2
     Statements of Cash Flows                             3
     Notes to Financial Statements                        4

                         Sunburst Acquisitions III, Inc.
                         (A Development Stage Company)
                                BALANCE SHEET
                              November 30, 2000
                                 (Unaudited)


ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                       $       338
                                                       ---------

     Total current assets                                  338
                                                       ---------
     TOTAL ASSETS                                  $       338
                                                       =========

  LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                                $     5,818
                                                     ---------

     Total current liabilities                           5,818

STOCKHOLDERS' EQUITY
   Preferred stock, no par value
     20,000,000 shares authorized;
     no shares issued and outstanding                        -
   Common stock, no par value;
     100,000,000 shares authorized;
     33,303,840 shares issued and
     outstanding                                     2,020,435
   Additional paid-in capital                           19,238
   Deficit accumulated
     during the
     development stage                              (2,045,153)
                                                     ---------
                                                        (5,480)
                                                     ---------
     TOTAL LIABILITIES AND STOCKHOLDERS'
       EQUITY                                      $       338
                                                     =========

The accompanying notes are an integral part of the financial statements.
                                   1

                             Sunburst Acquisitions III, Inc.
                             (A Development Stage Company)
                       STATEMENTS OF LOSS AND ACCUMULATED DEFICIT
                                    (Unaudited)


                               For the period
                               from inception   For the three  For the three
                              (August 27,       months ended   months ended
                               1997)to November November       November
                               30, 2000         30, 2000       30, 1999
                               ---------------  -------------  ------------

REVENUES                       $             -  $           -  $          -
                               ---------------  -------------  ------------

EXPENSES
  Amortization                             300              -             -
  Consulting fees                        4,935              -             -
  General office                           966              -           126
  Legal fees                            17,873            195             3
  Professional fees                     14,050            344             -
  Rent                                   1,950            150           150
  Taxes and licenses                       107              -             -
  Transfer Agent                         4,972            276         1,814
  Valuation allowance                2,000,000              -             -
                                 --------------  -------------  ------------

      Total expense                  2,045,153            965         2,093
                                --------------  -------------  ------------

NET LOSS                            (2,045,153)          (965)       (2,093)

Accumulated deficit
  Balance, Beginning of period               -     (2,044,188)      (21,271)
                                --------------  -------------  ------------

 Balance, End of period         $   (2,045,153) $  (2,045,153) $    (21,271)
                                ==============  =============  ============
NET LOSS PER SHARE              $         (NIL) $        (NIL) $       (NIL)
                                ==============  =============  ============

WEIGHTED AVERAGE NUMBER OF
  SHARES OF COMMON STOCK AND
  COMMON STOCK EQUIVALENTS
  OUTSTANDING                       35,073,319     33,303,840    33,458,024
                                ==============  =============  ============

The accompanying notes are an integral part of the financial statements.
                                  2

                               Sunburst Acquisitions III, Inc.
                               (A Development Stage Company)
                                 STATEMENTS OF CASH FLOWS
                                        (Unaudited)

                                  For the period
                                  from inception
                                 (August 27,      For the three  For the three
                                  1997) to        months ended   months ended
                                  November 30,    November 30,   November 30,
                                  2000            2000           1999
                                  ---------------  -------------  -----------

CASH FLOWS FROM
    OPERATING ACTIVITIES:

  Net Loss                        $    (2,045,153) $        (965) $    (2,093)
  Adjustments to reconcile
     net loss to net cash used
     by operating activities:
    Valuation allowance                 2,000,000              -            -
    Amortization expense                      300              -            -
    Rent expense                            1,950            150          150
    Stock issued for
     consulting fees                        4,935              -            -
    Decrease in prepaid expenses                -              -          474
    Increase (decrease) in
     accounts payable                       5,818        (15,029)       1,714
    Increase in accounts payable
     - related party                            -              -            -
                                   --------------  -------------  -----------

  Net cash used by
   operating activities                   (32,150)       (15,844)        (229)

CASH FLOWS FROM
    INVESTING ACTIVITIES

  Loan to American Recruitment         (2,000,000)             -            -
  Increase in organization costs             (300)             -            -
                                   --------------  -------------  -----------

  Net cash used by
   investing activities                (2,000,300)             -            -

CASH FLOWS FROM
    FINANCING ACTIVITIES

  Issuance of common stock              2,007,500              -            -
  Issuance of preferred
   stock                                    8,000              -            -
  Additional paid-in capital               17,288          15,844           -
                                    --------------  -------------  -----------

  Net cash provided
   financing activities                 2,032,788          15,844            -
                                   --------------   -------------  -----------

  Net increase (decrease)
   in cash and cash
   equivalents                                338              -         (229)

CASH AND CASH EQUIVALENTS,
  Beginning of Period                           -            338        1,512
                                   --------------  -------------  -------------

CASH AND CASH EQUIVALENTS,
 End of Period                     $          338  $         338  $     1,283
                                   ==============  =============  ===========

The accompanying notes are an integral part of the financial statements.
                                 4

                          Sunburst Acquisitions III, Inc.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                November 30, 2000
                                   (Unaudited)


1.  Management's Representation of Interim Financial Information
    ------------------------------------------------------------

The accompanying financial statements have been prepared by Sunburst Acquisitions III, Inc. without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These financial statements include all of the adjustments which, in the opinion of management, are necessary to a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature. These financial statements should be read in conjunction with the audited financial statements at August 31, 2000.

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

The cash proceeds from the private placement were advanced to American pursuant to a promissory note and security agreement in the amount of $1,400,000. The loan, was due and payable with interest at 10% per year on January 23, 2000. The company also agreed to voluntarily cancel approximately 25,822,240 (post-split) common shares as part of the agreement, such that the total number of shares outstanding after the private placement would be 7,481,600.

Item 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS OR
PLAN OF OPERATIONS.

Liquidity and Capital Resources

The Company remains in the development stage. Until it conducted the private placement in contemplation of the ARC/Worksheet acquisition, it had experienced no significant change in liquidity or capital resources or stockholders' equity other than the amount of $15,844 from its inside capitalization funds, and the expenditure of such funds in futherance of the Company's business plan, including primarily exenditure of funds to pay legal and accounting expenses. Consequently, the company's balance sheet for the quater ended November 30, 2000, reflects a current asset value of $338.

Results of operations

During the period from August 27, 1997 (inception) through August 31,1998, the Company engaged in no significant operations other than organizational activities, acquisition of capital, preparation and filing of the registration of its securities under the Securities Exchandge Act of 1934, as amended compliance with its periodic reporting requirements, and efforts to locate a suitable merger or acquisition candidate. No revenues were received by the Company during this period and the Company incurred a net loss of $10,305.

For the quater ended November 30, 2000, the Company incurred a net loss of $965 as a result of expenses associated with compliance with the reporting requirements of the Securities Exchange Act of 1934, and expenses associated with locating and evaluating acquisiton candidates.

The company anticipates that until a business combination is completed with an acquisition candidate, it will not generate revenue. It may also continue to operate at a net loss after completing a business combination, depending upon the performance of the acquired business,


Need for Additional Financing

The Company will require additional capital in order to meet its cash needs for the next year, including the costs of compliance with the continuing reporting requirements of the Securities Exchange Act of 1934, as amended.

No specific commitments to provide additional funds have been made by management or other stockholders, and the company has no current plans, proposals, arrangements or understandings with respect to the sale or issuance of additional securities prior to the location of a merger or acquisition candidate. Accordingly, there can be no assurance that any additional funds will be availabe to the Company to allow it to cover its expenses. Notwithstanding the foregoing, to the extent that additional funds are required, the Company anticipates receiving such funds in the form of advancements from current shareholders without issuance of additional shares or other securities, or throught the private placement of restricted securities rather than through a public offering. The Company does not currently contemplate making a Regulation S offering.


PART II

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

       (a)  EXHIBIT 27 - FINANCIAL DATA SCHEDULE

       There have been no reports on Form 8-K for the quarter ending November 30, 2000.

Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUNBURST ACQUISITIONS III, INC.
(Registrant)

Date: January 22, 2001

/s/
Michael R. Quinn, Secretary/Treasurer