Form 10QSB
period 2001-05-31
SUNBURST ACQUISITIONS III INC
filed 2001-10-04
CIK 1046120

U.S. SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                               Form 10-QSB

(Mark One)
X...Quarterly report under section 13 or 15(d) of the Securities
Exchange Act of 1934 for the quarterly period ended May 31, 2001.

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

 Yes __X__  No _____

At 5/31/01 the following shares of common were outstanding: Common Stock, no par value, 33,303,840 shares.

Transitional Small Business Disclosure
Format (Check one):
Yes _____     No __X__

PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

       (a) The financial statements of registrant for the three months ended May 31, 2001, follow. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.



                      SUNBURST ACQUISITIONS III, INC.
                      (A Development Stage Company)

                          FINANCIAL STATEMENTS
                     Quarter Ended May 31, 2001

                             CONTENTS


     Balance Sheet                                        1
     Statements of Operations                             2
     Statements of Cash Flows                             3
     Notes to Financial Statements                        4

                         Sunburst Acquisitions III, Inc.
                         (A Development Stage Company)
                                BALANCE SHEET
                                May 31, 2001



ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                       $       55
   Prepaid Expense    					2,334
                                                    ----------

     Total current assets                               2,389

     TOTAL ASSETS                                  $    2,389
                                                     =========

  LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                                $    5,196
                                                    ----------

     Total current liabilities                          5,196

STOCKHOLDERS' EQUITY
   Preferred stock, no par value
     20,000,000 shares authorized;
     no shares issued and outstanding                       -
   Common stock, no par value;
     100,000,000 shares authorized;
     33,303,840 shares issued and
     outstanding                                     2,020,435
   Additional paid-in capital                           34,538
   Deficit accumulated
     during the
     development stage                              (2,057,780)
                                                     ---------
   Total stockholders' equity                           (2,807)
                                                     ---------
     TOTAL LIABILITIES AND STOCKHOLDERS'
       EQUITY                                      $     2,389
                                                     =========

The accompanying notes are an integral part of the financial statements.
                                   1

                             Sunburst Acquisitions III, Inc.
                              (A Development Stage Company)
                                STATEMENTS OF OPERATIONS



                        For the
                        period from
                        inception
                       (August 27,    For the three       For the six
                        1997) to      months ended        months ended
                        May 31,           May 31,            May 31,
                        2001          2001       2000     2001       2000
                       -----------  ---------  ---------  ---------  --------

REVENUES               $        -  $       -  $       -  $       -  $       -
                      -----------  ---------  ---------  ---------  ---------

EXPENSES
  Amortization                300          -          -          -         -
  Consulting fees           4,935          -          -          -         -
  General office            1,838        873          -        872       163
  Legal fees               25,714      7,841      6,881      8,036     7,442
  Professional fees        17,651        114      2,712      3,945     7,267
  Rent                      2,250        150        150        450       450
  Taxes and licenses          107          -          -          -         -
  Transfer agent            4,986         13        250        290     2,504
  Valuation allowance   2,000,000          -          -          -         -
                      -----------  ---------  ---------  ---------  ---------

      Total expense     2,057,781      8,991      9.993     13,593     17,826
                      -----------  ---------  ---------  ---------  ---------

NET LOSS               (2,057,781)    (8,991)    (9,993)   (13,593)  (17,826)

Accumulated deficit
  Balance, Beginning
  of period                     - (2,048,790)   (29,104)(2,044,188)  (21,271)
                      -----------  ---------  ---------  ---------  ---------

 Balance,
 End of period        $(2,057,781)(2,057,781) $ (39,097)(2,057,781)  (39,097)
                      ===========  =========  =========  =========  =========

NET LOSS PER SHARE    $     (0.06) $    (NIL) $    (NIL) $    (NIL) $   (NIL)
                      ===========  =========  =========  =========  =========

WEIGHTED AVERAGE NUMBER
  OF SHARES OF COMMON
  STOCK AND COMMON STOCK
  EQUIVALENTS
  OUTSTANDING           34,948,999 33,303,840  33,303,840 33,303,840 33,355,057
                       ===========  =========  =========  ========= =========

The accompanying notes are an integral part of the financial statements.
                                  2

                               Sunburst Acquisitions III, Inc.
                               (A Development Stage Company)
                                 STATEMENTS OF CASH FLOWS

                                For the period
                                from inception
                               (August 27,      For the six   For the six
                                1997) to        months ended  months ended
                                May 31,           May 31,         May 31,
                                2001            2001          2000
                                --------------- ------------- -------------

CASH FLOWS FROM
    OPERATING ACTIVITIES:

  Net Loss                        $ (2,057,781)   $   (13,593)  $  (17,826)
  Adjustments to reconcile
     net loss to net cash used
     by operating activities:
    Amortization expense                   300              -            -
    Rent expense                         2,250            450          450
    Stock issued for
     consulting fees                     4,935              -            -
    Decrease in prepaid expenses        (2334)          (2334)           -
    Increase (decrease) in
     accounts payable                    5,197        (15,650)      14,758
                                --------------  -------------  -----------

  Net cash flows from
   operating activities             (2,047,433)       (31,127)      (2618)
CASH FLOWS FROM
    INVESTING ACTIVITIES

  Increase in organization costs          (300)             -            -
                                --------------  -------------  -----------

  Net cash flows from
   investing activities                   (300)             -            -

CASH FLOWS FROM
    FINANCING ACTIVITIES

  Issuance of common stock           2,007,500              -            -
  Issuance of preferred
   stock                                 8,000              -            -
  Additional paid-in capital            32,288         30,844        1,444
                                   -----------  -------------  -----------

  Net cash flows from
   financing activities              2,047,788         20,844        1,444
                                   -----------  -------------  -----------

  Net increase (decrease)
   in cash and cash
   equivalents                              55           (283)      (1174)

CASH AND CASH EQUIVALENTS
  Beginning of Period                        -            338        1,512
                                   -----------  -------------  -----------

CASH AND CASH EQUIVALENTS,
 End of Period                     $        55    $        55    $     338
                                   ===========  =============  ===========

The accompanying notes are an integral part of the financial statements.
                                 3

                          Sunburst Acquisitions III, Inc.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                MAy 31, 2001



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

Item 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS OR
PLAN OF OPERATIONS.

Liquidity and Capital Resources

The Company remains in the development stage. Until it conducted the private placement in contemplation of the ARC/Workseek acquisition, it had experienced no significant change in liquidity or capital resources or stockholders' equity other than the amount of $30,844 from its inside capitalization funds, and the expenditure of such funds in futherance of the Company's business plan, including primarily expenditure of funds to pay legal and accounting expenses. Consequently, the company's balance sheet for the quater ended May 31, 2001, reflects a current asset value of $2389.

Results of operations

During the period from August 27, 1997 (inception) through May 31,2001, the Company engaged in no significant operations other than organizational activities, acquisition of capital, preparation and filing of the registration of its securities under the Securities Exchandge Act of 1934, as amended, compliance with its periodic reporting requirements, efforts to locate a suitable merger or acquisition candidate, and the advance of funds to Workseek as discussed above. No revenues were received by the Company during this period and the Company incurred a net loss of $2,057,781.

For the quarter ended May 31, 2001, the Company incurred a net loss of $8,891 as a result of expenses associated with compliance with the reporting requirements of the Securities Exchange Act of 1934, and expenses associated with locating and evaluating acquisiton candidates.

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

       There have been no reports on Form 8-K for the quarter ending
May 31, 2001.

Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUNBURST ACQUISITIONS III, INC.
(Registrant)

Date: October 4, 2001

/s/
Michael R. Quinn, Secretary/Treasurer