Form 10KSB
period 2001-08-31
SUNBURST ACQUISITIONS III INC
filed 2001-10-25
CIK 1046120

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

(Mark One)

X Annual report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended August 31, 2001.

___Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____ to ____.

SUNBURST ACQUISITIONS III, INC.

(Name of small business in its charter)

Colorado	0-23559	84-14320001
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification Number)

4807 S. Zang Way Morrison, Colorado	80465
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number: (303) 979-2404

Securities to be registered under Section 12(b) of the Act:

None

Title of each class

N/A

Securities to be registered under Section 12(g) of the Act:

Common Stock, no par value

(Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ___

State issuer's revenue for its most recent fiscal year: $ -0-

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

(Issuers involved in bankruptcy proceedings during the past five years):

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ____No ____

(Applicable only to corporate registrants) State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 33,303,840 as of August 31, 2001.

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

PRIOR BUSINESS ACTIVITIES

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

In contemplation of the ARC/Workseek acquisition, the contemplated forward split was completed and shares of the Company's Common Stock were sold in a private placement in August and September 1999, with the cash proceeds loaned to ARC. In the private placement, a total of 1,000,000 post-split shares were sold for $1,400,000 in cash and $600,000 in receivables assigned to the Company. Also in contemplation of completion of the ARC/Workseek acquisition, a total of 8,015,360 common shares were voluntarily surrendered for cancellation by Company officers and other shareholders.

The ARC/Workseek acquisition was not completed, and no payments were made under the terms of the promissory note. Collection of the promissory note is considered doubtful.

Efforts by Company management to negotiate some type of final resolution of the matter were not successful. As a result, the note has been offset by a full allowance for realization and no further efforts to resolve the matter either through negotiation or legal action are expected or contemplated.

CURRENT BUSINESS ACQUISITION ACTIVITIES

As of the end of its fiscal year August 31, 2001, the Company had not identified a business opportunity that it planned to pursue, nor had the Company reached any agreement or definitive understanding with any person concerning an acquisition.

No assurance can be given that the Company will be successful in finding or acquiring a desirable business opportunity, given the limited funds that are expected to be available for acquisitions, or that

The Company's search will continue to be directed toward enterprises which have a desire to be become a public corporation and which have a business plan designed to allow them to take advantage of opportunities available to public entities. This includes entities which have been recently organized, with no operating history, or a history of losses attributable to under-capitalization or other factors, entities in need of funds to develop a new product or service or to expand into a new market, entities which desire to use their securities to make acquisitions, and entities which have a combination of these characteristics.

In searching for investment opportunities, the Company is not restricted to any particular geographical area or industry. Therefore, subject to economic conditions, limitations on its ability to locate available business opportunities, and other factors, the Company has substantial discretion in selecting an appropriate business opportunity.

In connection with any acquisition, it is highly likely that an amount of stock constituting control of the Company would be issued by the Company or purchased from the Company's current principal shareholders by the target entity or its controlling shareholders.

Other Entities

The officers, directors and principal shareholders of the Company are also the officers, directors and principal shareholders of several other blind pool or blank check corporations. Each of these other corporations has the same business plan as the Company.

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

The analysis of business opportunities will be undertaken by or under the supervision of the Company's executive officers and directors. Although there are no current plans to do so, Company management might hire an outside consultant to assist in the investigation and selection of business opportunities, and in that event, might pay a finder's fee. Since Company management has no current plans to use any outside consultants or advisors to assist in the investigation and selection of business opportunities, no policies have been adopted regarding use of such consultants or advisors, the criteria to be used in selecting such consultants or advisors, the services to be provided, the term of service, or regarding the total amount of fees that may be paid. However, because of the limited resources of the Company, it is likely that any such fee the Company agrees to pay would be paid in stock and not in cash. Otherwise, the Company anticipates that it will consider, among other things, the following factors:

(1) Potential for growth and profitability, indicated by new technology, anticipated market expansion, or new products;

(2) Strength and diversity of existing management, or management prospects that are scheduled for recruitment;

(3) Capital requirements and anticipated availability of required funds, to be provided from operations, through the sale of additional securities, through joint ventures or similar arrangements, or from other sources;

(4) The Company's perception of how any particular business opportunity will be received by the investment community and by the Company's stockholders;

(5) The availability of audited financial statements for the business opportunity; and

(6) Whether, following the business combination, the financial condition of the business opportunity would be, or would have a significant prospect in the foreseeable future of becoming sufficient to enable the securities of the Company to qualify for listing on an exchange or on a national automated securities quotation system, such as NASDAQ.

No one of the factors described above will be controlling in the selection of a business opportunity, and management will attempt to analyze all factors appropriate to the opportunity and make a determination based upon reasonable investigative measures and available data. Potential investors must recognize that, because of the Company's limited capital available for investigation and management's limited experience in business analysis, the Company may not discover or adequately evaluate adverse facts about the opportunity to be acquired.

The Company is unable to predict when it may participate in a business opportunity and it has not established any deadline for completion of a transaction. It expects, however, that the process of seeking candidates, analysis of specific proposals and the selection of a business opportunity may require several additional months or more.

Company management believes that various types of potential merger or acquisition candidates might find a business combination with the Company to be attractive. These include acquisition candidates desiring to create a public market for their shares in order to enhance liquidity for current shareholders, acquisition candidates which have long-term plans for raising equity capital through the public sale of securities and believe that the possible prior existence of a public market for their securities would be beneficial, and acquisition candidates which plan to acquire additional assets through issuance of securities rather than for cash, and believe that the possibility of development of a public market for their securities will be of assistance in that process. Acquisition candidates which have a need for an immediate cash infusion are not likely to find a potential business combination with the Company to be an attractive alternative.

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

It is likely that the Company will acquire its participation in a business opportunity through the issuance of Common Stock or other securities of the Company. Although the terms of any such transaction cannot be predicted, it should be noted that in certain circumstances the criteria for determining whether or not an acquisition is a so-called "tax free" reorganization under the Internal Revenue Code of 1986, depends upon the issuance to the stockholders of the acquired company of up to 80% of the common stock of the combined entities immediately following the reorganization. If a transaction were structured to take advantage of these provisions rather than other "tax free" provisions provided under the Internal Revenue Code, the Company's stockholders in such circumstances would retain in the aggregate 20% or less of the total issued and outstanding shares. This could result in substantial additional dilution in the equity of those who were stockholders of the Company prior to such reorganization. Any such issuance of additional shares might also be done simultaneously with a sale or transfer of shares representing a controlling interest in the Company by the current officers, directors and principal shareholders. (See "Description of Business - General").

It is anticipated that any securities issued in any reorganization would be issued in reliance upon exemptions, if any are available, from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of the transaction, the Company may agree to register such securities either at the time the transaction is consummated, or under certain conditions at specified times thereafter. The issuance of substantial additional securities and their potential sale into any trading market that might develop in the Company's securities may have a depressive effect upon such market.

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

Employees

The Company is a development stage company and currently has no employees. Management of the Company expects to use consultants, attorneys and accountants as necessary, and does not anticipate a need to engage any full-time employees so long as it is seeking and evaluating business opportunities. The need for employees and their availability will be addressed in connection with the decision whether or not to acquire or participate in specific business opportunities. No remuneration will be paid to the Company's officers except as set forth under "Executive Compensation" and under "Certain Relationships and Related Transactions."

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of the security holders of the Company during the fourth quarter of the fiscal year which ended August 31, 2001.

Part II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Although the Company's shares have been approved for trading on the OTC Bulletin Board since approximately November 19, 1998, under the trading symbol "SBSQ" no actual trading of such shares has occurred and no bid or asked prices have been posted. It is not anticipated that any actual trading activity will occur until the Company has completed a merger or acquisition transaction. The Company's securities are currently held of record by a total of approximately 62 persons.

No dividends have been declared or paid on the Company's securities, and it is not anticipated that any dividends will be declared or paid in the foreseeable future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Liquidity and Capital Resources

The Company remains in the development stage. Until it conducted the private placement in contemplation of the ARC/Workseek acquisition, it had experienced no significant change in liquidity or capital resources or stockholders' equity other than the receipt of proceeds in the amount of $8,000 from its inside capitalization funds, and the expenditure of such funds in furtherance of the Company's business plan, including primarily expenditure of funds to pay legal and accounting expenses. Consequently, the Company's balance sheet for the fiscal year ended year ended August 31, 2001 reflects current and total assets of $1,901, in the form of cash and cash equivalents, and current liabilities of $5,209.

Results of Operations

For the fiscal year ending August 31, 2000, the Company incurred a net loss of $2,022,917, primarily as a result of the $2,000,000 valuation allowance taken against the promissory note from ARC and Workseek. Legal fees of $10,193 and $9,292 in other professional fees were incurred as a result of the negotiations and dealings with ARC and Workseek and compliance with the SEC's reporting requirements.

For the fiscal year ending August 31, 2001, the Company has engaged in no significant operations other than compliance with its periodical reporting requirements and efforts to locate a suitable merger or acquisition candidate. For the fiscal year, the Company incurred a net loss of $14,361 primarily as a result of incurring $8,484 in legal fees and $4,116 in other professional fees related to compliance with its reporting obligations and negotiations and dealings with ARC and Workseek.

Plan of Operations

For the fiscal year ending August 31, 2002, the Company expects to continue its efforts to locate a suitable business acquisition candidate and thereafter to complete a business acquisition transaction. The Company anticipates incurring a loss for the fiscal year as a result of expenses associated with compliance with the reporting requirements of the Securities Exchange Act of 1934, and expenses associated with locating and evaluating acquisition candidates. The Company does not expect to generate revenues until it completes a business acquisition, and, depending upon the performance of the acquired business, it may also continue to operate at a loss after completion of a business combination.

Need for Additional Financing

It is anticipated that the Company will require additional capital in order to meet its cash needs for the next year, including the costs of compliance with the continuing reporting requirements of the Securities Exchange Act of 1934, as amended.

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

ITEM 7. FINANCIAL STATEMENTS.

See following pages.

SUNBURST ACQUISITIONS III, INC.

(A Development Stage Company)

Report of Independent Public Accountants

Balance Sheet

Statements of Operations

Statement of Stockholders' Equity (Deficit)

Statements of Cash Flows

Notes to Financial Statements

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

The Board of Directors and Stockholders of

Sunburst Acquisitions III, Inc.

We have audited the accompanying balance sheet of Sunburst Acquisitions III, Inc. (a development stage company) as of August 31, 2001, and the related statements of operations, stockholders' equity (deficit), and cash flows for each of the years ended August 31, 2001 and August 31, 2000, and for the period from inception (August 27, 1997) to August 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sunburst Acquisitions III, Inc. as of August 31, 2001, and the results of its operations, cash flows and changes in stockholders' equity (deficit) for each of the years ended August 31, 2001 and August 31, 2000, and for the period from inception (August 27, 1997) to August 31, 2001 in conformity with generally accepted accounting principles.

Comiskey & Company

PROFESSIONAL CORPORATION

Denver, Colorado

October 16, 2001

Sunburst Acquisitions III, Inc.

(A Development Stage Company)

BALANCE SHEET

August 31, 2001

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$ 1,901
Note receivable (net of valuation allowance of $2,000,000)	-

Total current assets	1,901

TOTAL ASSETS	$ 1,901

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$ 5,209

Total current liabilities	5,209

STOCKHOLDERS' DEFICIT
Preferred stock, no par value; 20,000,000 shares
authorized; No shares issued and outstanding	-
Common stock, no par value; 100,000,000
shares authorized; 33,303,840 shares issued and
outstanding	2,020,435
Additional paid-in capital	34,806
Deficit accumulated during the development stage	(2,058,549)

Total stockholders' deficit	(3,308)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 1,901

The accompanying notes are an integral part of the financial statements.

Sunburst Acquisitions III, Inc.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

	For the period
	from inception	For the year	For the year
	(August 27, 1997)	ended	ended
	to August 31,	August 31,	August 31,
	2001	2001	2000

REVENUES	$ -	$ -	$ -

EXPENSES
Amortization	300	-	-
Consulting fees	4,935	-	-
General office	1,838	872	162
Legal fees	26,162	8,484	10,193
Professional fees	17,822	4,116	9,292
Rent	2,400	600	600
Taxes and licenses	107	-	-
Transfer agent	4,985	289	2,670
Valuation allowance	2,000,000	-	2,000,000

Total expenses	2,058,549	14,361	2,022,917

NET LOSS	(2,058,549)	(14,361)	(2,022,917)

Accumulated deficit

Balance, beginning of period	-	(2,044,188)	(21,271)

Balance, end of period	$ (2,058,549)	$ (2,058,549)	$ (2,044,188)

NET LOSS PER SHARE	$ (NIL)	$ (NIL)	$ (NIL)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	34,742,371	33,303,840	33,342,176

The accompanying notes are an integral part of the financial statements.

Sunburst Acquisitions III, Inc.

(A Development Stage Company)

STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

							Deficit
							accumulated	Total
	Preferred stock		Common stock		Common	Additional	during the	stockholders'
	Number of		Number of		Stock	paid-in	development	equity
	shares	Amount	shares	Amount	Subscribed	capital	stage	(deficit)

Preferred stock issued for cash,
August 27,1997 at $0.001 per share	80,000	$ 8,000	-	$ -	-	$ -	$ -	$ 8,000

Common stock issued for services,
August 27, 1997 at $0.000062 per share	-	-	31,269,600	1,935	-	-	-	1,935

Net loss for the period ended August 31, 1997	-	-	-	-	-	-	(1,935)	(1,935)

Balance, August 31, 1997	80,000	8,000	31,269,600	1,935	-	-	(1,935)	8,000

Rent at no charge	-	-	-	-	-	600	-	600

Common stock issued for services,
July 1998 at $0.00186 per share	-	-	1,616,000	3,000	-	-	-	3,000

Net loss for the year ended August 31, 1999	-	-	-	-	-	-	(10,305)	(10,305)

Balance, August 31, 1998	80,000	8,000	32,885,600	4,935	-	600	(12,240)	1,295

Rent at no charge	-	-	-	-	-	600	-	600

Common stock issued for cash,
January 1999 at $0.00155 per share	-	-	4,848,000	7,500	-	-	-	7,500

Preferred stock converted to common,
May 1999 at $0.00309 per share	(80,000)	(8,000)	2,585,600	8,000	-	-	-	-

Common stock subscribed,
year ended August 31, 1999	-	-	-	-	2,000,000	-	-	2,000,000

Net loss for the year ended August 31, 1999	-	-	-	-	-	-	(9,031)	(9,031)

Balance, August 31, 1999	-	-	40,319,200	20,435	2,000,000	1,200	(21,271)	2,000,364

Issuance of common stock subscribed,
September 1999 at $2.00 per share	-	-	1,000,000	2,000,000	(2,000,000)	-	-	-

Voluntary cancellation of outstanding shares,
September 1999	-	-	(8,015,360)	-	-	-	-	-

Rent at no charge	-	-	-	-	-	600	-	600

Expenses paid by shareholder	-	-	-	-	-	1,444	-	1,444

Net loss for the year ended August 31, 2000	-	-	-	-	-	-	(2,022,917)	(2,022,917)

Balance, August 31, 2000	-	-	33,303,840	2,020,435	-	3,244	(2,044,188)	(20,509)

Rent at no charge	-	-	-	-	-	600	-	600

Expenses paid by shareholder	-	-	-	-	-	30,962	-	30,962

Net loss for the year ended August 31, 2001	-	-	-	-	-	-	(14,361)	(14,361)

Balance, August 31, 2001	-	$ -	33,303,840	$ 2,020,435	$ -	$ 34,806	$(2,058,549)	$(3,308)

The accompanying notes are an integral part of the financial statements.

Sunburst Acquisitions III, Inc.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

	For the period
	from inception	For the year	For the year
	(August 27, 1997)	ended	ended
	to August 31,	August 31,	August 31,
	2001	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (2,058,549)	$ (14,361)	$ (2,022,917)
Adjustments to reconcile
net loss to net cash flows
from operating activities:
Amortization	300	-	-
Rent expense	2,400	600	600
Stock issued for consulting fees	4,935	-	-
Increase (decrease) in accounts payable	5,209	(15,638)	19,699

Net cash flows from operating activities	(2,045,705)	(29,399)	2,002,618)

CASH FLOWS FROM INVESTING ACTIVITIES
Increase in organization costs	(300)	-	-
Cash in escrow	-	-	1,271,000

Net cash flows from investing activities	(300)	-	1,271,000

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock	2,007,500	-	2,000,000
Issuance of preferred stock	8,000	-	-
Additional paid-in capital	32,406	30,962	1,444
Common stock subscribed	-	-	(1,271,000)

Net cash flows from financing activities	2,047,906	30,962	730,444

NET INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS	1,901	1,563	(1,174)

CASH AND CASH EQUIVALENTS,
BEGINNING OF PERIOD	-	338	1,512

CASH AND CASH EQUIVALENTS,
END OF PERIOD	$ 1,901	$ 1,901	$ 338

The accompanying notes are an integral part of the financial statements.

Sunburst Acquisitions III, Inc.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

August 31, 2001

1. Summary of Significant Accounting Policies

Development Stage Company

Sunburst Acquisitions III, Inc. (a development stage company) (the "Company") was incorporated under the laws of the State of Colorado on August 27, 1997. The initial principal office address of the corporation is 4807 S. Zang Way, Morrison, Colorado 80465

The Company is a new enterprise in the development stage as defined by Statement No. 7 of the Financial Accounting Standards Board and has not engaged in any business other than organizational efforts. It has no full-time employees and owns no real property. The Company intends to operate as a capital market access corporation by registering with the U.S. Securities and Exchange Commission under the Securities Exchange Act of 1934. After this, the Company intends to seek to acquire one or more existing businesses which have existing management, through merger or acquisition. Management of the Company will have virtually unlimited discretion in determining the business activities in which the Company might engage.

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

Financial Instruments

Unless otherwise indicated, the fair value of all reported assets and liabilities which represents financial instruments (none of which are held for trading purposes) approximate the carrying values of such amounts.

Statements of Cash Flows

For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

Use of Estimates

The preparation of the Company's financial statements in conformity with generally accepted accounting principles requires the Company's management to make estimates and assumptions that effect the amounts reported in these financial statements and accompanying notes. Actual results could differ from those estimates.

Consideration of Other Comprehensive Income Items

SFAF 130 - Reporting Comprehensive Income, requires companies to present comprehensive income (consisting primarily of net income plus other direct equity changes and credits) and its components as part of the basic financial statements. For the year ended August 31, 2001, the Company's financial statements do not contain any changes in equity that are required to be reported separately in comprehensive income.

Stock Basis

Shares of common stock issued for other than cash have been assigned amounts equivalent to the fair value of the service or assets received in exchange.

2. Stockholders' Equity

As of August 29, 1999, 2,035,000 shares of the Company's no par value common stock had been issued for consulting services provided. The services were converted to shares at $0.001 per share. As of August 29, 1999, 300,000 shares had been issued for cash at $0.025 per share, and 160,000 additional shares are outstanding as a result of the conversion of preferred stock at $0.050 per share.

On August 30, 1999, the Company underwent a 16.16 for 1 forward stock split of its then outstanding common shares. In addition, and in anticipation of a merger that was not consummated, the Company sold in a private placement a total of 1,000,000 post-split common shares at $2.00 per share. Proceeds were received in the form of $1,400,000 cash and $600,000 in assigned conversion agreements, under which creditors of the merger candidate had agreed to convert prior loans to the merger candidate into common shares at the rate of $2.00 per share. The private placement was completed in September 1999.

Officers and other stockholders also voluntarily cancelled 8,015,360 common shares as part of the agreement in September 1999.

All share and per share amounts have been restated. A total of 33,303,840 shares were outstanding at August 31, 2001.

As of August 31, 2001, all shares of the Company's no par value Series A preferred stock have been converted to common stock.

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

4. Income Taxes

The Company has Federal net operating loss carryforwards of approximately $2,059,000 expiring during the years 2018 and 2021. The tax benefit of these net operating losses is approximately $391,900 and has been offset by a full allowance for realization. This carryforward may be limited upon the consummation of a business combination under IRC Section 381. For the years ended August 31, 2001 and 2000, the valuation allowance increased by approximately $2,734 and $385,067, respectively.

5. Statement of Cash Flows

Non cash investing and financing activities for the year ended August 31, 2000 included the assignment of notes receivable for stock in the amount of $600,000. The stock subscription receivable of $129,000 was collected in September 1999.

6. Notes Receivable

In connection with the proposed merger with ARC/Workseek merger, the cash proceeds from a private placement were advanced to ARC pursuant to a promissory note and security agreement in the amount of $1,400,000. This loan, which is secured by all of the merger candidate's right of title and interest in accounts, equipment, general intangibles, inventory, negotiable collateral, and proceeds from the disposition of such collateral, was due and payable with interest at 10% per year on January 23, 2000. The merger did not occur, no payment has been made and collection is doubtful. The note receivable has been offset by a full allowance for realization.

In addition, agreements between third party investors and ARC to acquire up to $600,000 in equity interests in ARC were assigned to the Company, which issued its own shares to the investors in lieu of ARC shares. This increased the amount loaned or otherwise invested by the Company in ARC to $2,000,000. No payment has been received on the $600,000 in assigned conversion agreements and a full allowance for realization has been recorded.

Part III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The directors and executive officers currently serving the Company are as follows:

Name	Age	Positions Held and Tenure
Jay Lutsky	57	President and a Director since August 1997
Michael R. Quinn	76	Secretary/Treasurer, and a Director since August 1997

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

Biographical Information

JAY LUTSKY

Mr. Lutsky has served as President, and as a Director of the Company since its inception. From 1968 to 1974, Mr. Lutsky was employed at United Bank of Denver in various management positions, including Guaranteed Check Manager, Corporate Programs Manager and Executive Lending Officer. From April 1974 through April 1980, Mr. Lutsky was involved in the publishing and ski promotions business, serving as President of Mountain States Ski Association, a company he helped to start. From August 1983 through September 1985, Mr. Lutsky worked in the positions of General Manager of the SumFun Program, Regional marketing Manager, and Investor Relations Manager for Gold C Enterprises, Inc., a publicly-traded Colorado corporation that published discount coupon books. Since May of 1980, Mr. Lutsky has done business as Dolphin & Associates, a private consulting firm and he has managed his personal investment portfolio.

Mr. Lutsky has served on the board and been president of several public companies. From December 1986 through May, 1990, Mr. Lutsky served as president of Eagle Venture Acquisitions, Inc. ("Eagle"). Eagle merged with Network Financial Services, Inc. ("Network") in May 1990. Mr. Lutsky continued on the board of Network which traded on the NASDAQ system until December, 1993. Mr. Lutsky was a vice-president and served on the board of Starlight Acquisitions, Inc. ("Starlight"), a blank check offering. Starlight merged with Toucan Gold Corporation ("Toucan"), TUGO-Bulletin Board, on May 10, 1996. Mr. Lutsky now serves as an advisor to the current board of directors of Toucan. Until November, 1997, Mr. Lutsky was an officer and served on the board of directors of Gatwick, Ltd., a Regulation A public company. In November, 1997, Gatwick, Ltd., changed its name to AIM Smart Corporation and completed a share acquisition transaction with Smart AIM Corporation, a Michigan corporation. Mr. Lutsky also currently serves on the board of directors of Sunburst Acquisitions V, Inc., Sunburst Acquisitions VII, Inc. and Sunburst Acquisitions VIII, Inc., all of which are blind pool or blank check companies.

He earned a Bachelor of Science degree from Kent State University in 1967.

MICHAEL R. QUINN

Mr. Quinn has served as Secretary/Treasurer and Director of the Company since its inception. He has been involved with several development stage companies. He consults with companies contemplating trading publicly and his services consist of corporate structuring, management, accounting, productions, sales, etc. Mr. Quinn earned the degrees of Metallurgical Engineer and Engineer of Mines at the Colorado School of Mines in 1946. He did graduate work and was employed as a research assistant at MIT

Over the last six years, Mr. Quinn has served as a consultant to equity holders involved in a bankruptcy case, as a consultant and lead plaintiff in three lawsuits, all of which have resulted in favorable decisions for the plaintiff.

He served as President, Treasurer and Director of O.T.C. Capital Corporation ("OTC"). OTC acquired Capital 2000. He was a founder of American Leverage, Inc., and was its Secretary/Treasurer and a Director until American Leverage, Inc. acquired Data National Corporation ("Data"). Data is active, profitable and in a growth mode. Until November, 1997, Mr. Quinn was an officer and served on the board of directors of Gatwick, Ltd., a Regulation A public company. In November, 1997, Gatwick, Ltd., changed its name to Smart Aim Corporation and completed a share acquisition transaction with Smart AIM Corporation, a Michigan corporation. Mr. Quinn also currently serves on the board of directors of Sunburst Acquisitions VI, Inc., Sunburst Acquisitions VII, Inc. and Sunburst Acquisitions VIII, Inc., all of which are blind pool or blank check companies.

Compliance With Section 16(a) of the Exchange Act.

Mr. Lutsky and Mr. Quinn have each filed an Initial Statement of Beneficial Ownership of Securities on Form 3. They will file a Form 5 for the fiscal year ending August 31, 2001.

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

Name and Address	Number of Shares Owned Beneficially	Percent of Class Owned
Michael R. Quinn (1) 2082 Cherry Street Denver, Colorado 80207	13,024,960	39.11%
Jay Lutsky (1) 4807 S. Zang Way Morrison, CO 80465	13,057,280	39.21%
All directors and executive officers (2 persons)	26,082,240	78.32%

(1) The person listed is an officer, a director, or both, of the Company.

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

Company management, and the other principal shareholders of the Company, intend to actively negotiate or otherwise consent to the purchase of a portion of their common stock as a condition to, or in connection with, a proposed merger or acquisition transaction. Members of management acquired a significant portion of their shares for services rendered at a price of $0.001 per share. It is anticipated that a substantial premium may be paid by the purchaser in conjunction with any sale of shares by officers, directors or affiliates of the Company which is made as a condition to, or in connection with, a proposed merger or acquisition transaction. The fact that a substantial premium may be paid to Company officers, directors and affiliates to acquire their shares creates a conflict of interest for them and may compromise their state law fiduciary duties to the Company's other shareholders. In making any such sale, Company officers, directors and affiliates may consider their own personal pecuniary benefit rather than the best interests of the Company and the Company's other shareholders, and the other shareholders are not expected to be afforded the opportunity to approve or consent to any particular buy-out transaction involving shares held by members of Company management.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

(a) The Exhibits listed below are incorporated by reference.

Exhibit No. Document

3.1 Articles of Incorporation (incorporated by reference from Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on December 29, 1997).

3.2 Bylaws (incorporated by reference from Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on December 29, 1997).

4.1 Specimen Common Stock Certificate (incorporated by reference from Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on December 29, 1997).

4.2 Specimen Class A Convertible Preferred Stock Certificate (incorporated by reference from Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on December 29, 1997).

10.1 Agreement and Plan of Reorganization (incorporated by reference to the exhibits filed with the Company's annual report on Form 10-KSB for the fiscal year ended August 31, 1999.)

10.2 American Recruitment Conferences/Workseek Loan Documents (incorporated by reference to the exhibits filed with the Company's annual report on Form 10-KSB for the fiscal year ended August 31, 1999.)

(b) No reports on Form 8-K were filed by the Company during the last quarter of its fiscal year ending August 31, 2001.

SIGNATURES

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SUNBURST ACQUISITIONS III, INC.

By: /s/ ________________

Jay Lutsky (Principal Executive Officer and Director)

Date: October 25, 2001

By: /s/ ________________

Michael R. Quinn (Principal Financial Officer and Director)

Date: October 25, 2001