Form 10QSB
period 2001-11-30
SUNBURST ACQUISITIONS III INC
filed 2004-05-21
CIK 1046120

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

X...Quarterly report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended November 30, 2001.

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ... No .X..

Applicable only to issuers involved in bankruptcy proceedings during the past five years.

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes .X... No .....

Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. At November 30, 2001, 33,303,840 shares were outstanding.

Transitional Small Business Disclosure Format (Check one): Yes ..... No ..X..

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS AND EXHIBITS

(a)         The unaudited financial statements of registrant for the three months ended November 30, 2001, follow. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.

SUNBURST ACQUISITIONS III, INC.

FINANCIAL STATEMENTS

November 30, 2001

(Unaudited)

SUNBURST ACQUISITIONS III, INC.

(A Development Stage Company)

BALANCE SHEET

November 30, 2001

(Unaudited)

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$ 1,689
Note receivable (net of valuation allowance of $2,000,000)	-

Total current assets	1,689

OTHER ASSETS
Cash - escrow	-
Stock subscriptions receivable	-
Notes receivable assigned	-

TOTAL ASSETS	$ 1,689

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$ 9,810

Total current liabilities	9,810

STOCKHOLDERS' DEFICIT
Preferred stock, no par value; 20,000,000 shares
authorized; No shares issued and outstanding	-
Common stock, no par value; 100,000,000
shares authorized; 33,303,840 shares issued and
outstanding	2,020,435
Additional paid-in capital	36,215
Common stock subscribed	-
Deficit accumulated during the development stage	(2,064,771)

Total stockholders' deficit	(8,121)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 1,689

The accompanying notes are an integral part of these consolidated financial statements.

SUNBURST ACQUISITIONS III, INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS(Unaudited)

	Period
	August 27, 1997	For the three months
	(inception) to	ended November 30,
	November 30, 2001	2001	2000

REVENUES	$ -	$ -	$ -

EXPENSES
Amortization	300	-	-
Consulting fees	4,935	-	-
General office	1,838	-	-
Legal fees	30,034	3,872	195
Professional fees	19,698	1,876	344
Rent	2,550	150	150
Taxes and licenses	132	25	-
Transfer agent	5,284	299	276
Valuation allowance	2,000,000	-	-

Total expenses	2,064,771	6,222	965

NET LOSS	(2,064,771)	(6,222)	(965)

Accumulated deficit

Balance, beginning of period	-	(2,058,549)	(2,044,188)

Balance, end of period	$ (2,064,771)	$ (2,064,771)	$ (2,045,153)

NET LOSS PER SHARE	$ (NIL)	$ (NIL)	$ (NIL)

WEIGHTED AVERAGE NUMBER OF
SHARES OF COMMON STOCK
AND COMMON STOCK
EQUIVALENTS OUTSTANDING	34,658,242	33,303,840	33,303,840

The accompanying notes are an integral part of these consolidated financial statements.

SUNBURST ACQUISITIONS III, INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS(Unaudited)

	Period
	August 27, 1997
	(inception)	For the three months
	to November 30,	ended November 30,
	2001	2001	2000

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (2,064,771)	$ (6,222)	$ (965)
Adjustments to reconcile
net loss to net cash flows
from operating activities:
Amortization	300	-	-
Rent expense	2,400	-	150
Stock issued for consulting fees	4,935	-	-
Increase (decrease) in accounts payable	9,810	4,601	(15,029)

Net cash flows from operating activities	(2,047,326)	(1,621)	(15,844)

CASH FLOWS FROM INVESTING ACTIVITIES
Increase in organization costs	(300)	-	-

Net cash flows from investing activities	(300)	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock	2,007,500	-	-
Issuance of preferred stock	8,000	-	-
Additional paid-in capital	33,815	1,409	15,844

Net cash flows from financing activities	2,049,315	1,409	15,844

NET INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS	1,689	(212)	-

CASH AND CASH EQUIVALENTS,
BEGINNING OF PERIOD	-	1,901	338

CASH AND CASH EQUIVALENTS,
END OF PERIOD	$ 1,689	$ 1,689	$ 338

The accompanying notes are an integral part of these consolidated financial statements.

SUNBURST ACQUISITIONS III, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

November 30, 2001

(Unaudited)

1.        Management's Representation of Interim Financial Information

The accompanying financial statements have been prepared by Sunburst Acquisitions III, Inc. without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These financial statements include all of the adjustments which, in the opinion of management, are necessary to a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature. These financial statements should be read in conjunction with the audited financial statements at August 31, 2001.

ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

SPECIAL NOTE OF CAUTION REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this report, including statements in the following discussion, which are not statements of historical fact, are what are known as "forward-looking statements," which are basically statements about the future. For that reason, these statements involve risk and uncertainty since no one can accurately predict the future. Words such as "plans," "intends," "will," "hopes," "seeks," "anticipates," "expects," and the like, often identify such forward-looking statements, but are not the only indication that a statement is a forward-looking statement. Such forward-looking statements include statements concerning our plans and objectives with respect to the present and future operations of the Company, and statements which express or imply that such present and future operations will or may produce revenues, income or profits. Numerous factors and future events could cause the Company to change such plans and objectives, or fail to successfully implement such plans or achieve such objectives, or cause such present and future operations to fail to produce revenues, income or profits.

Therefore, the reader is advised that the following discussion should be considered in light of the discussion of risks and other factors contained in this report on Form 10QSB and in the Company's other filings with the Securities and Exchange Commission. No statements contained in the following discussion should be construed as a guarantee or assurance of future performance or future results.

Liquidity and Capital Resources

As of November 30, 2001, the Company remains in the development stage. For the period ended November 30, 2001, the Company's balance sheet reflects current and total assets of $ 1,689, and current liabilities of $ 9,810.

Results of Operations

During the period from August 27, 1997 (inception) through November 30, 2001, the Company has accumulated a deficit of $2,064,771. This deficit is primarily the result of a $2,000,000 valuation allowance taken against a promissory note from American Recruitment Conferences, Inc., a California corporation ("ARC") and Workseek.com, Inc., a California corporation ("Workseek"). The promissory note was issued to the Company to evidence a loan made in conjunction with execution of an Agreement and Plan of Reorganizaton with ARC and Workseek, dated August 30, 1999. The proposed transaction was not consummated and recovery of the amount due under the promissory note was doubtful. As a result, as of August 31, 2000, the promissory note receivable was offset by a full allowance for realization.

During the period rom inception to November 30, 2001, the Company has engaged in no significant operations other than organizational activities, acquisition of capital, preparation and filing of the registration of its securities under the Securities Exchange Act of 1934, as amended, compliance with its periodical reporting requirements, and efforts to locate a suitable merger or acquisition candidate. No revenues were received by the Company during this period.

From the date of filing of its registration statement under the Securities Exchange Act of 1934 (December 29, 1997) until the end of the fourth quarter of 2001, the Company filed all required periodic reports under the Securities Exchange Act of 1934. After completing the filing of the report on Form 10KSB for the period ended August 31, 2001, the Company ceased filing reports in order to avoid incurring additional legal and accounting expenses.

After the 2001 fiscal year, the Company remained dormant throughout the fiscal years ending Agust 31, 2002 and August 31, 2003. The Company incurred no expenses for legal and accounting fees in 2002 and 2003, and it also ceased all efforts related to seeking a suitable merger or acquisition candidate during the period it remained dormant.

Plan of Operations and Need for Additional Financing

The Company's plan of operations since August 31, 2001 was to remain dormant in order to avoid incurring legal and accounting fees related to compliance with its reporting obligations. However, in February 2004 there was a change of control, and the Company elected to begin taking the steps necessary to file all delinquent reports and to once again become current in compliance with its reporting obligations under the Securities Exchange Act of 1934. As of the date of filing of this report on Form 10QSB for the period ended November 30, 2001, the Company is continuing with its efforts at compliance with its reporting obligations under the Securities Exchange Act of 1934.

For the fiscal year ending August 31, 2004, the Company's plan of operations is to remain current in compliance with its reporting obligations under the Securities Exchange Act of 1934 and to engage in efforts to locate a suitable merger or acquisition candidate. The Company will require additional capital in order to pay the costs associated with making required filings and seeking out suitable merger or acquisition candidates.

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

ITEM 3.        CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC reports. It should be noted that design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

In addition, there has been no change in our internal control over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.        LEGAL PROCEEDINGS

        None.

ITEM 2.        CHANGES IN SECURITIES AND USE OF PROCEEDS

        None.

ITEM 3.        DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

ITEM 5.        OTHER INFORMATION

        None

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K.

(a)        The following exhibits are filed herewith:

31.1        Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the
Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1        Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002.

(b)        No reports on Form 8-K were filed by the Company during the quarter ended November 30, 2001.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUNBURST ACQUISITIONS III, INC.

By: /S/ JAY LUTSKY
Jay Lutsky (Principal Executive Officer and Director)

By: /S/ MICHAEL R. QUINN
Michael R. Quinn (Principal Financial Officer and Director)

Date: May 21, 2004