Form 10QSB
period 2002-02-28
SUNBURST ACQUISITIONS III INC
filed 2004-05-24
CIK 1046120

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

X...Quarterly report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended February 28, 2002.

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

Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. At February 28, 2002, 33,303,840 shares were outstanding.

Transitional Small Business Disclosure Format (Check one): Yes ..... No ..X..

ITEM 1. FINANCIAL STATEMENTS AND EXHIBITS

(a)        The unaudited financial statements of registrant for the six months ended February 28, 2002, follow. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.

SUNBURST ACQUISITIONS III, INC.

FINANCIAL STATEMENTS

February 28, 2002

SUNBURST ACQUISITIONS III, INC.

(A Development Stage Company)

BALANCE SHEET

February 28, 2002

(Unaudited)

ASSETS

Cash and cash equivalents	$ 634
Note receivable (net of valuation allowance of $2,000,000)	-

Total current assets	634

Cash - escrow	-
Stock subscriptions receivable	-
Notes receivable assigned	-

TOTAL ASSETS	$ 634

LIABILITIES AND STOCKHOLDERS' DEFICIT

Accounts payable	$ 10,957

Total current liabilities	10,957

Preferred stock, no par value; 20,000,000 shares
authorized; No shares issued and outstanding	-
Common stock, no par value; 100,000,000
shares authorized; 33,303,840 shares issued and
outstanding	2,020,435
Additional paid-in capital	36,365
Common stock subscribed	-
Deficit accumulated during the development stage	(2,067,123)

Total stockholders' deficit	(10,323)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 634

The accompanying notes are an integral part of these consolidated financial statements.

SUNBURST ACQUISITIONS III, INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

(Unaudited)

	Period
	August 27, 1997	For the three months		For the six months
	(inception) to	ended February 28,		ended February 28,
	February 28, 2002	2002	2001	2002	2001

REVENUES	$ -	$ -	$ -	$ -	$ -

EXPENSES
Amortization	300	-	-	-	-
Consulting fees	4,935	-	-	-	-
General office	2,178	340	-	340	-
Legal fees	31,175	1,140	-	5,013	195
Professional fees	19,830	132	3,487	2,008	3,831
Rent	2,700	150	150	300	300
Taxes and licenses	132	-	-	25	-
Transfer agent	5,874	590	-	889	276
Valuation allowance	2,000,000	-	-	-	-

Total expenses	2,067,123	2,352	3,637	8,574	4,602

NET LOSS	(2,067,123)	(2,352)	(3,637)	(8,574)	(4,602)

Accumulated deficit

Balance, beginning of period	-	(2,064,771)	(2,045,153)	(2,058,549)	(2,044,188)

Balance, end of period	$ (2,067,123)	$ (2,067,123)	$ (2,048,790)	$ (2,067,123)	$ (2,048,790)

NET LOSS PER SHARE	$ (0.06)	$ (NIL)	$ (NIL)	$ (NIL)	$ (NIL)

WEIGHTED AVERAGE NUMBER OF SHARES
OF COMMON STOCK AND COMMON
STOCK EQUIVALENTS OUTSTANDING	34,584,186	33,303,840	33,303,840	33,303,840	33,303,840

The accompanying notes are an integral part of these consolidated financial statements.

SUNBURST ACQUISITIONS III, INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

(Unaudited)

	Period
	August 27, 1997
	(inception)	For the six months
	to February 28,	ended February 28,
	2002	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (2,064,093)	$ (5,544)	$ (4,602)
Adjustments to reconcile
net loss to net cash flows
from operating activities:
Amortization	300	-	-
Rent expense	2,400	-	300
Stock issued for consulting fees	4,935	-	-
Increase (decrease) in accounts payable	(7,927)	(2,718)	(16,542)

Net cash flows from operating activities	(2,048,531)	(2,826)	(20,844)

CASH FLOWS FROM INVESTING ACTIVITIES
Increase in organization costs	(300)	-	-

Net cash flows from investing activities	(300)	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock	2,007,500	-	-
Issuance of preferred stock	8,000	-	-
Additional paid-in capital	33,965	1,559	20,844

Net cash flows from financing activities	2,049,465	1,559	20,844

NET INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS	634	(1,267)	-

CASH AND CASH EQUIVALENTS,
BEGINNING OF PERIOD	-	1,901	338

CASH AND CASH EQUIVALENTS,
END OF PERIOD	$ 634	$ 634	$ 338

The accompanying notes are an integral part of these consolidated financial statements.

SUNBURST ACQUISITIONS III, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

February 28, 2002

(Unaudited)

1.        Management's Representation of Interim Financial Information

The accompanying financial statements have been prepared without aithout audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These financial statements include all of the adjustments which, in the opinion of management, are necessary to a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature. These financial statements should be read in conjunction with the audited financial statements at August 31, 2001.

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

Liquidity and Capital Resources

As of February 28, 2002, the Company remains in the development stage. For the period ended February 28, 2002, the Company's balance sheet reflects current and total assets of $ 634, and current liabilities of $10,957.

Results of Operations

During the period from August 27, 1997 (inception) through February 28, 2002, the Company has accumulated a deficit of $2,067,123. This deficit is primarily the result of a $2,000,000 valuation allowance taken against a promissory note from American Recruitment Conferences, Inc., a California corporation ("ARC") and Workseek.com, Inc., a California corporation ("Workseek"). The promissory note was issued to the Company to evidence a loan made in conjunction with execution of an Agreement and Plan of Reorganizaton with ARC and Workseek, dated August 30, 1999. The proposed transaction was not consummated and recovery of the amount due under the promissory note was doubtful. As a result, as of August 31, 2000, the promissory note receivable was offset by a full allowance for realization.

During the period from inception to February 28, 2002 the Company has engaged in no significant operations other than organizational activities, acquisition of capital, preparation and filing of the registration of its securities under the Securities Exchange Act of 1934, as amended, compliance with its periodical reporting requirements, and efforts to locate a suitable merger or acquisition candidate. No revenues were received by the Company during this period.

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

Plan of Operations and Need for Additional Financing

The Company's plan of operations since August 31, 2001 was to remain dormant in order to avoid incurring legal and accounting fees related to compliance with its reporting obligations. However, in February 2004 there was a change of control, and the Company elected to begin taking the steps necessary to file all delinquent reports and to once again become current in compliance with its reporting obligations under the Securities Exchange Act of 1934. As of the date of filing of this report on Form 10QSB for the period ended February 28, 2002, the Company is continuing with its efforts at compliance with its reporting obligations under the Securities Exchange Act of 1934.

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

(b)        No reports on Form 8-K were filed by the Company during the quarter ended February 28, 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUNBURST ACQUISITIONS III, INC.

By: /S/ JAY LUTSKY
Jay Lutsky (Principal Executive Officer and Director)

By: /S/ MICHAEL R. QUINN
Michael R. Quinn (Principal Financial Officer and Director)

Date: May 21, 2004