Form 10KSB
period 2002-08-31
SUNBURST ACQUISITIONS III INC
filed 2004-05-24
CIK 1046120

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB

X ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2002.

___ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to ____.

SUNBURST ACQUISITIONS III, INC.

(Name of small business in its charter)

Colorado	0-23559	84-14320001
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification Number)

4807 S. Zang Way Morrison, Colorado	80465
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number, including area code: (303) 979-2404

Securities to be registered under Section 12(b) of the Act:

None

Title of each class

N/A

Securities to be registered under Section 12(g) of the Act:

Common Stock, no par value

(Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ ] Yes [ [X ] No

Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year: $ 0.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. [ ]Yes [ ] No

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of August 31, 2002, the Company had 33,303,840 shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act"). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990).

Transitional Small Business Disclosure Format (Check one): Yes ____; No _X__

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

CURRENT BUSINESS ACQUISITION ACTIVITIES

As of the end of its fiscal year August 31, 2002, the Company had not identified a business opportunity that it planned to pursue, nor had the Company reached any agreement or definitive understanding with any person concerning an acquisition.

No assurance can be given that the Company will be successful in finding or acquiring a desirable business opportunity, given the limited funds that are expected to be available for acquisitions. The Company's search will continue to be directed toward enterprises which have a desire to be become a public corporation and which have a business plan designed to allow them to take advantage of opportunities available to public entities. This includes entities which have been recently organized, with no operating history, or a history of losses attributable to under-capitalization or other factors, entities in need of funds to develop a new product or service or to expand into a new market, entities which desire to use their securities to make acquisitions, and entities which have a combination of these characteristics.

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

It is likely that the Company will acquire its participation in a business opportunity through the issuance of Common Stock or other securities of the Company. Although the terms of any such transaction cannot be predicted, it should be noted that in certain circumstances the criteria for determining whether or not an acquisition is a so-called "tax free" reorganization under the Internal Revenue Code of 1986, depends upon the acquisition by the acquiring company of at least 80% of the outstanding shares of the Company to be acquired. In order to acquire 80% or more of the outstanding stock of a business to be acquired, it is likely that the Company would be required to issue a substantial number of shares. This could result in substantial additional dilution in the equity of those who were stockholders of the Company prior to such reorganization. Any such issuance of additional shares might also be done simultaneously with a sale or transfer of shares representing a controlling interest in the Company by the current officers, directors and principal shareholders. (See "Description of Business - General").

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

ITEM 3.        LEGAL PROCEEDINGS.

The Company is not a party to any pending legal proceedings, and no such proceedings are known to be contemplated. No director, officer or affiliate of the Company, and no owner of record or beneficial owner of more than five percent (5%) of the securities of the Company, or any associate of any such director, officer or security holder is a party adverse to the Company or has a material interest adverse to the Company in reference to pending litigation.

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the security holders of the Company during the fourth quarter of the fiscal year which ended August 31, 2002.

PART II

ITEM 5.        MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Although the Company's shares were approved for trading on the OTC Bulletin Board on approximately November 19, 1998, under the trading symbol "SBSQ," no actual public trading of such shares has ever occurred and no bid or asked prices have been posted. It is not anticipated that any actual trading activity will occur until the Company has completed a merger or acquisition transaction. The Company's securities are currently held of record by a total of approximately 62 persons.

No dividends have been declared or paid on the Company's securities, and it is not anticipated that any dividends will be declared or paid in the foreseeable future.

ITEM 6.         MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Certain statements in this report, including statements in the following discussion which are not statements of historical fact, are what are known as "forward looking statements," which are basically statements about the future. For that reason, these statements involve risk and uncertainty since no one can accurately predict the future. Words such as "plans," "intends," "will," "hopes," "seeks," "anticipates," "expects "and the like often identify such forward looking statements, but are not the only indication that a statement is a forward-looking statement. Such forward looking statements include statements concerning our plans and objectives with respect to the present and future operations of the Company, and statements which express or imply that such present and future operations will or may produce revenues, income or profits. Numerous factors and future events could cause the Company to change such plans and objectives or fail to successfully implement such plans or achieve such objectives, or cause such present and future operations to fail to produce revenues, income or profits. Therefore, the reader is advised that the following discussion should be considered in light of the discussion of risks and other factors contained in this report on Form 10KSB and in the Company's other filings with the Securities and Exchange Commission. No statements contained in the following discussion should be construed as a guarantee or assurance of future performance or future results.

Liquidity and Capital Resources

As of August 31, 2002, the Company remains in the development stage. For the fiscal year ended August 31, 2002, the Company's balance sheet reflects current asset and total assets of $8, and total current liabilities of $0.

Results of Operations

During the period from August 27, 1997 (inception) through August 31, 2002, the Company has accumulated a deficit of $2,067,716. This deficit is primarily the result of a $2,000,000 valuation allowance taken against a promissory note from American Recruitment Conferences, Inc., a California corporation ("ARC") and Workseek.com, Inc., a California corporation ("Workseek"). The promissory note was issued to the Company to evidence a loan made in conjunction with execution of an Agreement and Plan of Reorganizaton with ARC and Workseek, dated August 30, 1999. The proposed transaction was not consummated and recovery of the amount due under the promissory note was doubtful. As a result, as of August 31, 2000, the promissory note receivable was offset by a full allowance for realization.

During the period from inception to August 31, 2002, the Company has engaged in no significant operations other than organizational activities, acquisition of capital, preparation and filing of the registration of its securities under the Securities Exchange Act of 1934, as amended, compliance with its periodical reporting requirements, and efforts to locate a suitable merger or acquisition candidate. No revenues were received by the Company during this period.

Plan of Operations

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

Plan of Operations

The Company's plan of operations since August 31, 2001 was to remain dormant in order to avoid incurring legal and accounting fees related to compliance with its reporting obligations. However, in February 2004 there was a change of control, and the Company elected to begin taking the steps necessary to file all delinquent reports and to once again become current in compliance with its reporting obligations under the Securities Exchange Act of 1934. As of the date of filing of this report on Form 10KSB for the period ended August 31, 2002, the Company is continuing with its efforts at compliance with its reporting obligations under the Securities Exchange Act of 1934.

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

No specific commitments to provide additional funds have been made by management or other stockholders, and the Company has no current plans, proposals, arrangements or understandings with respect to the sale or issuance of additional securities prior to the location of a merger or acquisition candidate. Accordingly, there can be no assurance that any additional funds will be available to the Company to allow it to cover its expenses. Notwithstanding the foregoing, to the extent that additional funds are required, the Company anticipates receiving such funds in the form of loans or advancements from current shareholders without issuance of additional shares or other securities, or through the private placement of restricted securities rather than through a public offering.

The Company may also seek to compensate providers of services by issuances of stock in lieu of cash. For information as to the Company's policy in regard to payment for consulting services, see "Certain Relationships and Transactions."

ITEM 7.         FINANCIAL STATEMENTS.

See the following pages.

SUNBURST ACQUISITIONS III, INC.

(A Development Stage Company)

Larry O'Donnell, CPA, P.C. Telephone (303) 745-4545	2228 South Fraser Street, Unit 1 Aurora, Colorado 80014

INDEPENDENT AUDITORS' REPORT

Board of Directors

Sunburst Acquisition III, Inc.

I have audited the accompanying balance sheet of Sunburst Acquisition III, Inc. as of August 31, 2002, and the related statements of operations, changes in stockholders' equity and cash flows for each of the two fiscal years then ended and for the period from inception August 27, 1997 to August 31, 2002. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audits. The financial statements of Sunburst Acquisition III, Inc. for the period from August 27, 1997 (Date of Inception) to August 31, 2001 , were audited by other auditors whose report dated October 16, 2001, expressed an unqualified opinion on those statements.

I conducted my audits in accordance with generally accepted auditing standards in the United States of America. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sunburst Acquisition III, Inc. as of August 31, 2002, and the results of its operations and their cash flows for each of the year then ended and for the period from inception August 27, 1997 to August 31, 2002, in conformity with generally accepted accounting principles in the United States of America.

Larry O'Donnell, CPA, P.C.

April 27, 2004

Sunburst Acquisitions III, Inc.

(A Development Stage Company)

BALANCE SHEET

August 31, 2002

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$ 8
Note receivable (net of valuation allowance of $2,000,000)	-

Total current assets	8

OTHER ASSETS
Cash - escrow	-
Stock subscriptions receivable	-
Notes receivable assigned	-

TOTAL ASSETS	$ 8

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$ -

Total current liabilities	-

STOCKHOLDERS' EQUITY
Preferred stock, no par value; 20,000,000 shares
authorized; No shares issued and outstanding	-
Common stock, no par value; 100,000,000
shares authorized; 33,303,840 shares issued and
outstanding	2,020,435
Additional paid-in capital	47,289
Common stock subscribed	-
Deficit accumulated during the development stage	(2,067,716)

Total stockholders' equity	8

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 8

The accompanying notes are an integral part of the financial statements.

Sunburst Acquisitions III, Inc.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

	For the period
	from inception	For the year	For the year
	(August 27, 1997)	ended	ended
	To August 31	August 31,	August 31,
	2002	2002	2001

REVENUES	$ -	$ -	$ -

EXPENSES
Amortization	300	-	-
Consulting fees	4,935	-	-
General office	2,178	340	872
Legal fees	31,000	4,838	8,484
Professional fees	19,758	1,936	4,116
Rent	3,000	600	600
Taxes and licenses	132	25	-
Transfer agent	6,413	1,428	289
Valuation allowance	2,000,000	-	-

Total expenses	2,067,716	9,167	14,361

NET LOSS	(2,067,716)	(9,167)	(14,361)

Accumulated deficit

Balance, beginning of period	-	(2,058,549)	(2,044,188)

Balance, end of period	$ (2,067,716)	$ (2,067,716)	$ (2,058,549)

NET LOSS PER SHARE	$ (NIL)	$ (NIL)	$ (NIL)

WEIGHTED AVERAGE NUMBER OF
SHARES OF COMMON STOCK
AND COMMON STOCK
EQUIVALENTS OUTSTANDING	34,455,451	33,303,840	33,303,840

The accompanying notes are an integral part of the financial statements.

Sunburst Acquisitions III, Inc.

(A Development Stage Company)

STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

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

Sunburst Acquisitions III, Inc.

(A Development Stage Company)

STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

							Deficit
							accumulated	Total
	Preferred stock		Common stock		Common	Additional	during the	stockholders'
	Number of		Number of		Stock	paid-in	development	equity
	shares	Amount	shares	Amount	Subscribed	capital	stage	(deficit)

Issuance of common stock subscribed,
September 1999 at $2.00 per share	-	$ -	1,000,000	$ 2,000,000	(2,000,000)	$ -	$ -	$ -

Voluntary cancellation of outstanding shares,
September 1999	-	-	(8,015,360)	-	-	-	-	-

Rent at no charge	-	-	-	-	-	600	-	600

Expenses paid by shareholder	-	-	-	-	-	1,444	-	1,444

Net loss for the year ended August 31, 2000	-	-	-	-	-	-	(2,022,917)	(2,022,917)

Balance, August 31, 2000	-	-	33,303,840	2,020,435	-	3,244	(2,044,188)	(20,509)

Rent at no charge	-	-	-	-	-	600	-	600

Expenses paid by shareholder	-	-	-	-	-	30,962	-	30,962

Net loss for the year ended August 31, 2001	-	-	-	-	-	-	(14,361)	(14,361)

Balance, August 31, 2001	-	-	33,303,840	2,020,435	-	34,806	(2,058,549)	(3,308)

Rent at no charge	-	-	-	-	-	600	-	600

Expenses paid by shareholder	-	-	-	-	-	11,884	-	11,884

Net loss for the year ended August 31, 2002	-	-	-	-	-	-	(9,168)	(9,168)

Balance, August 31, 2002	-	$ -	33,303,840	$ 2,020,435	-	$ 47,290	$ (2,067,717)	$ 8

The accompanying notes are an integral part of the financial statements.

Sunburst Acquisitions III, Inc.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

	For the period
	from inception	For the year	For the year
	(August 27, 1997)	ended	ended
	To August 31	August 31,	August 31,
	2002	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (2,067,716)	$ 9,167	$ (14,361)
Adjustments to reconcile
net loss to net cash flows
from operating activities:
Amortization	300	-	-
Rent expense	2,400	-	600
Stock issued for consulting fees	4,935	-	-
Increase (decrease) in accounts payable	-	(5,209)	(15,638)

Net cash flows from operating activities	(2,060,081)	(10,418)	(29,399)

CASH FLOWS FROM INVESTING ACTIVITIES
Increase in organization costs	(300)	-	-

Net cash flows from investing activities	(300)	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock	2,007,500	-	-
Issuance of preferred stock	8,000	-	-
Additional paid-in capital	44,889	12,483	30,962

Net cash flows from financing activities	2,060,389	12,483	30,962

NET INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS	8	(1,893)	1,563

CASH AND CASH EQUIVALENTS,
BEGINNING OF PERIOD	-	1,901	338

CASH AND CASH EQUIVALENTS,
END OF PERIOD	$ 8	$ 8	$ 1,901

The accompanying notes are an integral part of the financial statements.

Sunburst Acquisitions III, Inc.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

August 31, 2002

(Unaudited)

1.        Summary of Significant Accounting Policies

Development Stage Company

Sunburst Acquisitions III, Inc. (a development stage company) (the "Company") was incorporated under the laws of the State of Colorado on August 27, 1997. The initial principal office of the corporation is 2082 Cherry Street, Denver, Colorado 80207.

The Company is a new enterprise in the development stage as defined by Statement No. 7 of the Financial Accounting Standards Board. It has no full-time employees and owns no real property. The Company intends to operate as a capital market access corporation by registering with the U.S. Securities and Exchange Commission under the Securities Exchange Act of 1934. After this, the Company intends to seek to acquire one or more existing businesses which have existing management, through merger or acquisition. Management of the Company will have virtually unlimited discretion in determining the business activities in which the Company might engage. In 1999, the Company invested $2,000,000 in an acquisition candidate as more fully described in footnote 6. There has been no further activity in the Company since this investment.

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

Consideration of Other Comprehensive Income Items

SFAF 130 - Reporting Comprehensive Income, requires companies to present comprehensive income (consisting primarily of net income plus other direct equity changes and credits) and its components as part of the basic financial statements. For the year ended August 31, 2002, the Company's financial statements do not contain any changes in equity that are required to be reported separately in comprehensive income.

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

All share and per share amounts have been restated. A total of 33,303,840 shares were outstanding at August 31, 2002.

As of August 31, 2002, all shares of the Company's no par value Series A preferred stock have been converted to common stock.

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

4.        Income Taxes

The Company has Federal net operating loss carryforwards of approximately $2,064,700 expiring during the years 2018 and 2021. The tax benefit of these net operating losses is approximately $392,000 and has been offset by a full allowance for realization. This carryforward may be limited upon the consummation of a business combination under IRC Section 381. For the years ended August 31, 2002 and 2001, the valuation allowance increased by approximately $363 and $2,734, respectively.

Statement of Cash Flows

Non-cash investing and financing activities for the year ended August 31, 2000 included the assignment of notes receivable for stock in the amount of $600,000. The stock subscription receivable of $129,000 was collected in September 1999.

Notes Receivable

In connection with a proposed merger with American Recruitment Systems, Inc. ("ARS"), the cash proceeds from a private placement were advanced to ARS pursuant to a promissory note and security agreement in the amount of $1,400,000. This loan, which is secured by all of the merger candidate's right of title and interest in accounts, equipment, general intangibles, inventory, negotiable collateral, and proceeds from the disposition of such collateral, was due and payable with interest at 10% per year on January 23, 2000. The merger did not occur, no payment has been made, and collection is doubtful. The note receivable has been offset by a full allowance for realization.

In addition, agreements between third-party investors and ARS to acquire up to $600,000 in equity interests in ARS were assigned to the Company, which issued its own shares to the investors in lieu of ARS shares. This increased the amount loaned or otherwise invested by the Company in ARS to $2,000,000. No payment has been received on the $600,000 in assigned conversion agreements and a full allowance for realization has been recorded.

ITEM 8.         CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 8A.        CONTROLS AND PROCEDURES.

The Securities and Exchange Commission defines the term disclosure controls and procedures to mean a company's controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commissions rules and forms. The Company maintains such a system of controls and procedures in an effort to ensure that all information which it is required to disclose in the reports it files under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified under the SEC's rules and forms.

Based on an evaluation performed, the Company's certifying officers have concluded that the disclosure controls and procedures were effective as of August 31, 2002, to provide reasonable assurance of the achievement of these objectives.

There was no change in the Company's internal control over financial reporting during the fiscal year ended August 31, 2002, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART III

ITEM 9.         DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The directors and executive officers currently serving the Company are as follows:

Name	Age	Positions Held and Tenure
Jay Lutsky	61	President and a Director since August 1997
Michael R. Quinn	81	Secretary/Treasurer, and a Director since August 1997

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

Audit Committee.

As of the date of this Annual Report, we have not appointed members to an audit committee and, therefore, the respective role of an audit committee has been conducted by our Board of Directors. When established, the audit committee''s primary function will be to provide advice with respect to our financial matters and to assist the Board of Directors in fulfilling oversight responsibilities regarding finance, accounting, tax and legal compliance. The audit committee''s primary duties and responsibilities will be to: (i) serve as an independent and objective party to monitor our financial reporting process and internal control system; (ii) review and appraise the audit efforts of our independent accountants; (iii) evaluate our quarterly financial performance as well as compliance with laws and regulations; (iv) oversee management''s establishment and enforcement of financial policies and business practices; and (v) provide and open avenue of communication among the independent accountants, management and the board of directors.

Our Board of Directors has considered whether the regulatory provision of non-audit service is compatible with maintaining the principal independent accountant's independence.

Code of Ethics

The Company has not yet adopted a code of ethics which applies to the chief executive officer, or principal financial and accounting officer or controller, or persons performing similar functions. The Company is a "blind pool" or "blank check" company whose shares are not yet trading.

Compliance With Section 16(a) of the Exchange Act.

The Company's officers and directors plan to file an Annual Statement of Changes in Beneficial Ownership.

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

ITEM 11.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth, as of the end of the Company's fiscal year ended August 31, 2002, the number of shares of Common Stock owned of record and beneficially by executive officers, directors and persons who hold 5.0% or more of the outstanding Common Stock of the Company. Also included are the shares held by all executive officers and directors as a group.

Name and Address	Number of Shares Owned Beneficially	Percent of Class Owned
Michael R. Quinn (1) 2082 Cherry Street Denver, Colorado 80207	13,024,960	39.11%
Jay Lutsky (1) 4807 S. Zang Way Morrison, CO 80465	13,057,280	39.21%
All directors and executive officers (2 persons)	26,082,240	78.32%

(1) The person listed is an officer, a director, or both, of the Company.

ITEM 12.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

No officer, director, promoter, affiliate or beneficial owner of the Company has, has had, or proposes to have, any direct or indirect material interest in any asset proposed to be acquired by the Company through security holdings, contracts, options, or otherwise.

The Company has adopted a policy under which any consulting or finder's fee that may be paid to a third party for consulting services to assist management in evaluating a prospective business opportunity would be paid in stock rather than in cash. Any such issuance of stock would be made on an ad hoc basis. Accordingly, the Company is unable to predict whether, or in what amount, such stock issuance might be made.

It is not currently anticipated that any salary, consulting fee, or finder's fee shall be paid to any of the Company's directors or executive officers, or to any other affiliate of the Company except as described under "Executive Compensation" above.

Although management has no current plans to cause the Company to do so, it is possible that the Company may enter into an agreement with an acquisition candidate requiring the sale of all or a portion of the Common Stock held by the Company's current stockholders to the acquisition candidate or principals thereof, or to other individual or business entities, or requiring some other form of payment to the Company's current stockholders, or requiring the future employment of specified officers and payment of salaries to them. It is more likely than not that any sale of securities by the Company's current stockholders to an acquisition candidate would be at a price substantially higher than that originally paid by such stockholders. Any payment to current stockholders in the context of an acquisition involving the Company would be determined entirely by the largely unforeseeable terms of a future agreement with an unidentified business entity.

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
31.1Certification pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.
31.2Certification pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.
32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b. No reports on Form 8-K were filed by the Company during the last quarter of its fiscal year ending August 31, 2002.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate audit and audit related fees billed by Larry O'Donnell, CPA, P.C. for audit of the Company's annual financial statements and for review of the Company's quarterly financial statements filed on Form 10-QSB were $1,250 for the fiscal year ended August 31, 2002. For the fiscal year ended August 31, 2001, Comiskey & Company's audit related fees were $2,515.

Tax Fees

The aggregate fees billed by Larry O'Donnell, CPA, P.C. for tax compliance, advice and planning were $ 0 for the fiscal year ended August 31, 2002, and Comiskey & Company billed $ 304 for the fiscal year ended August 31, 2001.

All Other Fees

Neither Larry O'Donnell, CPA, P.C. or Comiskey & Company billed the Company for any products and services other than the foregoing during the fiscal years ended August 31, 2002 and August 31, 2001.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUNBURST ACQUISITIONS III, INC.

By: /S/ JAY LUTSKY
Jay Lutsky (Principal Executive Officer and Director)

Date: May 24, 2004

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SUNBURST ACQUISITIONS III, INC.

By: /S/ JAY LUTSKY
Jay Lutsky (Principal Executive Officer and Director)

By: /S/ MICHAEL R. QUINN
Michael R. Quinn (Principal Financial Officer and Director)

Date: May 24, 2004