Form 10KSB
period 2003-08-31
SUNBURST ACQUISITIONS III INC
filed 2004-05-25
CIK 1046120

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB

X ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2003.

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

CURRENT BUSINESS ACQUISITION ACTIVITIES

As of the end of its fiscal year August 31, 2003, the Company had not identified a business opportunity that it planned to pursue, nor had the Company reached any agreement or definitive understanding with any person concerning an acquisition.

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

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the security holders of the Company during the fourth quarter of the fiscal year which ended August 31, 2003.

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

Liquidity and Capital Resources

As of August 31, 2003, the Company remains in the development stage. For the fiscal year ended August 31, 2003, the Company's balance sheet reflects current asset and total assets of $8, and total current liabilities of $1,878.

Results of Operations

During the period from August 27, 1997 (inception) through August 31, 2003, the Company has accumulated a deficit of $2,067,165. This deficit is primarily the result of a $2,000,000 valuation allowance taken against a promissory note from American Recruitment Conferences, Inc., a California corporation ("ARC") and Workseek.com, Inc., a California corporation ("Workseek"). The promissory note was issued to the Company to evidence a loan made in conjunction with execution of an Agreement and Plan of Reorganizaton with ARC and Workseek, dated August 30, 1999. The proposed transaction was not consummated and recovery of the amount due under the promissory note was doubtful. As a result, as of August 31, 2000, the promissory note receivable was offset by a full allowance for realization.

During the period from inception to August 31, 2003, the Company has engaged in no significant operations other than organizational activities, acquisition of capital, preparation and filing of the registration of its securities under the Securities Exchange Act of 1934, as amended, compliance with its periodical reporting requirements, and efforts to locate a suitable merger or acquisition candidate. No revenues were received by the Company during this period.

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

Plan of Operations

The Company's plan of operations since August 31, 2001 was to remain dormant in order to avoid incurring legal and accounting fees related to compliance with its reporting obligations. However, in February 2004 there was a change of control, and the Company elected to begin taking the steps necessary to file all delinquent reports and to once again become current in compliance with its reporting obligations under the Securities Exchange Act of 1934. As of the date of filing of this report on Form 10KSB for the fiscal year ended August 31, 2003, the Company is continuing with its efforts at compliance with its reporting obligations under the Securities Exchange Act of 1934.

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

INDEPENDENT AUDITORS' REPORT

Board of Directors
Sunburst Acquisition III, Inc.

I have audited the accompanying balance sheet of Sunburst Acquisition III, Inc. as of August 31, 2003, and the related statements of operations, changes in stockholders' equity and cash flows for each of the two fiscal years then ended and for the period from inception August 27, 1997 to August 31, 2003. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audits. The financial statements of Sunburst Acquisition III, Inc. for the period from August 27, 1997 (Date of Inception) to August 31, 2001, were audited by other auditors whose report dated October 16, 2001, expressed an unqualified opinion on those statements.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sunburst Acquisition III, Inc. as of August 31, 2003, and the results of its operations and their cash flows for each of the two fiscal years then ended and for the period from inception August 27, 1997 to August 31, 2003, in conformity with generally accepted accounting principles in the United States of America.

Larry O'Donnell, CPA, P.C.

April 27, 2004

Sunburst Acquisitions III, Inc.

(A Development Stage Company)

BALANCE SHEET

August 31, 2003

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$ 8
Note receivable (net of valuation allowance of $2,000,000)	-

Total current assets	8

OTHER ASSETS
Cash - escrow	-
Stock subscriptions receivable	-
Notes receivable assigned	-

TOTAL ASSETS	$ 8

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$ 1,878

Total current liabilities	1,878

STOCKHOLDERS' DEFICIT
Preferred stock, no par value; 20,000,000 shares
authorized; No shares issued and outstanding	-
Common stock, no par value; 100,000,000
shares authorized; 33,303,840 shares issued and
outstanding	2,020,435
Additional paid-in capital	44,860
Common stock subscribed	-
Deficit accumulated during the development stage	(2,067,165)

Total stockholders' deficit	(1,870)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 8

The accompanying notes are an integral part of the financial statements.

Sunburst Acquisitions III, Inc.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

	For the period
	from inception	For the year	For the year
	(August 27, 1997)	ended	ended
	To August 31	August 31,	August 31,
	2003	2003	2002

REVENUES	$ -	$ -	$ -

EXPENSES
Amortization	300	-	-
Consulting fees	4,935	-	-
General office	2,178	-	340
Legal fees	31,000	-	1,808
Professional fees	19,758	-	1,937
Rent	3,600	600	600
Taxes and licenses	132	-	25
Transfer agent	8,291	1,878	1,428
Valuation allowance	2,000,000	-	-

Total expenses	2,070,194	2,478	6,138

NET LOSS	(2,070,194)	(2,478)	(6,138)

Accumulated deficit

Balance, beginning of period	-	(2,067,716)	(2,058,549)

Balance, end of period	$ (2,070,194)	$ (2,070,194)	$ (2,064,687)

NET LOSS PER SHARE	$ (0.06)	$ (NIL)	$ (NIL)

WEIGHTED AVERAGE NUMBER OF
SHARES OF COMMON STOCK
AND COMMON STOCK
EQUIVALENTS OUTSTANDING	34,263,953	33,303,840	33,303,840

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

Sunburst Acquisitions III, Inc.

(A Development Stage Company)

STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

							Deficit
							accumulated	Total
	Preferred stock		Common stock		Common	Additional	during the	stockholders'
	Number of		Number of		Stock	paid-in	development	equity
	shares	Amount	shares	Amount	Subscribed	capital	stage	(deficit)

Issuance of common stock subscribed,
September 1999 at $2.00 per share	-	$ -	1,000,000	$ 2,000,000	(2,000,000)	$ -	$ -	$ -

Voluntary cancellation of outstanding shares,
September 1999	-	-	(8,015,360)	-	-	-	-	-

Rent at no charge	-	-	-	-	-	600	-	600

Expenses paid by shareholder	-	-	-	-	-	1,444	-	1,444

Net loss for the year ended August 31, 2000	-	-	-	-	-	-	(2,022,917)	(2,022,917)

Balance, August 31, 2000	-	-	33,303,840	2,020,435	-	3,244	(2,044,188)	(20,509)

Rent at no charge	-	-	-	-	-	600	-	600

Expenses paid by shareholder	-	-	-	-	-	30,962	-	30,962

Net loss for the year ended August 31, 2001	-	-	-	-	-	-	(14,361)	(14,361)

Balance, August 31, 2001	-	-	33,303,840	2,020,435	-	34,806	(2,058,549)	(3,308)

Rent at no charge	-	-	-	-	-	600	-	600

Expenses paid by shareholder	-	-	-	-	-	11,884	-	11,884

Net loss for the year ended August 31, 2002	-	-	-	-	-	-	(9,168)	(9,168)

Balance, August 31, 2002	-	$ -	33,303,840	$ 2,020,435	-	$ 47,290	$ (2,067,717)	$ 8

Rent at no charge	-	-	-	-	-	600	-	600

Net loss for the year ended August 31, 2003	-	-	-	-	-	-	(2,478)	(2,478)

Balance, August 31, 2003	-	$ -	33,303,840	$ 2,020,435	-	$ 47,890	$ (2,070,195)	$ (1,870)

The accompanying notes are an integral part of the financial statements.

Sunburst Acquisitions III, Inc.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

	For the period
	from inception	For the year	For the year
	(August 27, 1997)	ended	ended
	To August 31	August 31,	August 31,
	2003	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (2,070,194)	$ (2,478)	$ (6,138)
Adjustments to reconcile
net loss to net cash flows
from operating activities:
Amortization	300	-	-
Rent expense	2,400	-	-
Stock issued for consulting fees	4,935	-	-
Increase (decrease) in accounts payable	1,878	1,878	(5,209)

Net cash flows from operating activities	(2,060,681)	(600)	(11,347)

CASH FLOWS FROM INVESTING ACTIVITIES
Increase in organization costs	(300)	-	-

Net cash flows from investing activities	(300)	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock	2,007,500	-	-
Issuance of preferred stock	8,000	-	-
Additional paid-in capital	45,489	600	9,454

Net cash flows from financing activities	2,060,989	600	9,454

NET INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS	8	-	(1,893)

CASH AND CASH EQUIVALENTS,
BEGINNING OF PERIOD	-	8	1,901

CASH AND CASH EQUIVALENTS,
END OF PERIOD	$ 8	$ 8	$ 8

The accompanying notes are an integral part of the financial statements.

Sunburst Acquisitions III, Inc.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

August 31, 2003

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

Consideration of Other Comprehensive Income Items

SFAF 130 - Reporting Comprehensive Income, requires companies to present comprehensive income (consisting primarily of net income plus other direct equity changes and credits) and its components as part of the basic financial statements. For the year ended August 31, 2003, the Company's financial statements do not contain any changes in equity that are required to be reported separately in comprehensive income.

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

All share and per share amounts have been restated. A total of 33,303,840 shares were outstanding at August 31, 2003.

As of August 31, 2003, all shares of the Company's no par value Series A preferred stock have been converted to common stock.

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

4.        Income Taxes

The Company has Federal net operating loss carryforwards of approximately $2,064,700 expiring during the years 2018 and 2021. The tax benefit of these net operating losses is approximately $392,000 and has been offset by a full allowance for realization. This carryforward may be limited upon the consummation of a business combination under IRC Section 381. For the years ended August 31, 2003 and 2002, the valuation allowance increased by approximately $500 and $2,734, respectively.

5.        Statement of Cash Flows

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

Based on an evaluation performed, the Company's certifying officers have concluded that the disclosure controls and procedures were effective as of August 31, 2003, to provide reasonable assurance of the achievement of these objectives.

There was no change in the Company's internal control over financial reporting during the fiscal year ended August 31, 2003, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Audit Committee.

As of the date of this Annual Report, we have not appointed members to an audit committee and, therefore, the respective role of an audit committee has been conducted by our Board of Directors. When established, the audit committee's primary function will be to provide advice with respect to our financial matters and to assist the Board of Directors in fulfilling oversight responsibilities regarding finance, accounting, tax and legal compliance. The audit committee''s primary duties and responsibilities will be to: (i) serve as an independent and objective party to monitor our financial reporting process and internal control system; (ii) review and appraise the audit efforts of our independent accountants; (iii) evaluate our quarterly financial performance as well as compliance with laws and regulations; (iv) oversee management''s establishment and enforcement of financial policies and business practices; and (v) provide and open avenue of communication among the independent accountants, management and the board of directors.

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

ITEM 11.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth, as of the end of the Company's fiscal year ended August 31, 2003, the number of shares of Common Stock owned of record and beneficially by executive officers, directors and persons who hold 5.0% or more of the outstanding Common Stock of the Company. Also included are the shares held by all executive officers and directors as a group.

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

31.1         Certification pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2 Certification pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1         Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2         Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)        No reports on Form 8-K were filed by the Company during the last quarter of its fiscal year ending August 31, 2003.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate audit and audit related fees billed by Larry O'Donnell, CPA, P.C. for audit of the Company's annual financial statements and for review of the Company's quarterly financial statements filed on Form 10-QSB were $1,259 for the fiscal year ended August 31, 2003. For the fiscal year ended August 31, 2002, audit related fees were $1,250.

Tax Fees

The aggregate fees billed by Larry O'Donnell, CPA, P.C. for tax compliance, advice and planning were $ 0 for the fiscal year ended August 31, 2003, and $0 for the fiscal year ended August 31, 2002.

All Other Fees

Larry O'Donnell, CPA, P.C. did not bill the Company for any products and services other than the foregoing during the fiscal years ended August 31, 2003 and August 31, 2002.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUNBURST ACQUISITIONS III, INC.

By: /S/ JAY LUTSKY
Jay Lutsky (Principal Executive Officer and Director)

Date: May 25, 2004

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SUNBURST ACQUISITIONS III, INC.

By: /S/ JAY LUTSKY
Jay Lutsky (Principal Executive Officer and Director)

By: /S/ MICHAEL R. QUINN
Michael R. Quinn (Principal Financial Officer and Director)

Date: May 25, 2004