Form 10QSB
period 2004-05-31
SUNBURST ACQUISITIONS III INC
filed 2004-07-09
CIK 1046120

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

X QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2004

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

Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. At May 31, 2004, 33,303,840 shares were outstanding.

Transitional Small Business Disclosure Format (Check one): Yes ..... No ..X..

ITEM 1.         FINANCIAL STATEMENTS AND EXHIBITS

(a)         The unaudited financial statements of registrant for the nine months ended May 31, 2004, follow. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.

SUNBURST ACQUISITIONS III, INC.

FINANCIAL STATEMENTS

May 31, 2004

SUNBURST ACQUISITIONS III, INC.

(A Development Stage Company)
BALANCE SHEET
May 31, 2004
(Unaudited)

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$ 6
Note receivable (net of valuation allowance of $2,000,000)	-

Total current assets	6

TOTAL ASSETS	$ 6

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$ 3,152

Total current liabilities	3,152

STOCKHOLDERS' DEFICIT
Preferred stock, no par value; 20,000,000 shares
authorized; No shares issued and outstanding	-
Common stock, no par value; 100,000,000
shares authorized; 33,303,840 shares issued and
outstanding	2,020,435
Additional paid-in capital	52,723
Common stock subscribed	-
Deficit accumulated during the development stage	(2,076,304)

Total stockholders' deficit	(3,146)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 6

The accompanying notes are an integral part of the financial statements.

SUNBURST ACQUISITIONS III, INC.

(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

	Period
	August 27, 1997	For the three months		For the nine months
	(inception) to	ended May 31,		ended May 31,
	May 31, 2004	2004	2003	2004	2003

REVENUES	$ -	$ -	$ -	$ -	$ -

EXPENSES
Amortization	300	-	-	-	-
Consulting fees	4,935	-	-	-	-
General office	2,205	12	-	27	-
Legal fees	31,000	-	-	-	-
Professional fees	25,769	6,011	-	6,011	-
Rent	4,050	150	150	450	450
Taxes and licenses	132	-	-	-	-
Transfer agent	7,913	-	297	(378)	1,566
Valuation allowance	2,000,000	-	-	-	-

Total expenses	2,076,304	6,173	447	6,110	2,016

NET LOSS	(2,076,304)	(6,173)	(447)	(6,110)	(2,016)

Accumulated deficit

Balance, beginning of period	-	(2,070,131)	(2,069,285)	(2,070,194)	(2,067,716)

Balance, end of period	$ (2,076,304)	$ (2,076,304)	$ (2,069,732)	$ (2,076,304)	$ (2,069,732)

NET LOSS PER SHARE	$ (0.06)	$ (NIL)	$ (NIL)	$ (NIL)	$ (NIL)

WEIGHTED AVERAGE NUMBER OF SHARES
OF COMMON STOCK AND COMMON
STOCK EQUIVALENTS OUTSTANDING	34,157,404	33,303,840	33,303,840	33,303,840	33,303,840

The accompanying notes are an integral part of the financial statements.

SUNBURST ACQUISITIONS III, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

	Period
	August 27, 1997
	(inception)	For the nine months
	to May 31,	ended May 31,
	2004	2004	2003

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (2,076,304)	$ (6,110)	$ (2,016)
Adjustments to reconcile
net loss to net cash flows
from operating activities:
Amortization	300	-	-
Rent expense	2,400	-	-
Stock issued for consulting fees	4,935	-	-
Change in accounts payable	3,152	1,274	1,566

Net cash flows from operating activities	(2,065,517)	(4,836)	(450)

CASH FLOWS FROM INVESTING ACTIVITIES
Increase in organization costs	(300)	-	-

Net cash flows from investing activities	(300)	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock	2,007,500	-	-
Issuance of preferred stock	8,000	-	-
Additional paid-in capital	50,323	4,834	450

Net cash flows from financing activities	2,065,823	4,834	450

NET DECREASE IN CASH
AND CASH EQUIVALENTS	6	(2)	-

CASH AND CASH EQUIVALENTS,
BEGINNING OF PERIOD	-	8	8

CASH AND CASH EQUIVALENTS,
END OF PERIOD	$ 6	$ 6	$ 8

The accompanying notes are an integral part of the financial statements.

SUNBURST ACQUISITIONS III, INC.

(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
May 31, 2004
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

Liquidity and Capital Resources

As of May 31, 2004, the Company remains in the development stage. For the period ended May 31, 2004, the Company's balance sheet reflects current and total assets of $ 6, and current liabilities of $3,152.

Results of Operations

During the period from August 27, 1997 (inception) through May 31, 2004, the Company has accumulated a deficit of $2,076,304. This deficit is primarily the result of a $2,000,000 valuation allowance taken against a promissory note from American Recruitment Conferences, Inc., a California corporation ("ARC") and Workseek.com, Inc., a California corporation ("Workseek"). The promissory note was issued to the Company to evidence a loan made in conjunction with execution of an Agreement and Plan of Reorganizaton with ARC and Workseek, dated August 30, 1999. The proposed transaction was not consummated and recovery of the amount due under the promissory note was doubtful. As a result, as of August 31, 2000, the promissory note receivable was offset by a full allowance for realization.

During the period from inception to May 31, 2004, the Company has engaged in no significant operations other than organizational activities, acquisition of capital, preparation and filing of the registration of its securities under the Securities Exchange Act of 1934, as amended, compliance with its periodical reporting requirements, and efforts to locate a suitable merger or acquisition candidate. No revenues were received by the Company during this period.

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

Plan of Operations and Need for Additional Financing

The Company's plan of operations since August 31, 2001 was to remain dormant in order to avoid incurring legal and accounting fees related to compliance with its reporting obligations. However, in February 2004 there was a change of control, and the Company elected to begin taking the steps necessary to file all delinquent reports and to once again become current in compliance with its reporting obligations under the Securities Exchange Act of 1934. As of the date of filing of this report on Form 10QSB for the period ended May 31, 2004, the Company has completed the filing of all delinquent periodic reports and is current with its periodic reporting obligations under the Securities Exchange Act of 1934.

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

32.1         Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)         Two reports on Form 8-K were filed by the Company during the quarter ended May 31, 2004:

        (i)        A report on Form 8-K dated February 17, 2004 was filed on March 8, 2004, to report a change in control of the registrant.

        (ii)        A report on Form 8-K dated March 5, 2004 was filed on March 9, 2004, to report a change in the registrant's certifying accountant.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUNBURST ACQUISITIONS III, INC.

By: /S/ JAY LUTSKY
Jay Lutsky (Principal Executive Officer and Director)

By: /S/ MICHAEL R. QUINN
Michael R. Quinn (Principal Financial Officer and Director)

Date: July 9, 2004