Form 10KSB
period 2004-08-31
SUNBURST ACQUISITIONS III INC
filed 2005-02-11
CIK 1046120

UNITED STATES
                           SECURITIES AND EXCHANGE COMMISSION
                                 Washington, D.C. 20549

                                       Form 10-KSB

X ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
  OF 1934
                     For the fiscal year ended August 31, 2004.
___ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
                     For the transition period from ____ to ____.

                             SUNBURST ACQUISITIONS III, INC.
                        (Name of small business in its charter)


 Colorado                              0-23559               84-14320001
(State or other jurisdiction     (Commission File Number)  (IRS Employer
of incorporation)                                       Identification Number)





                                4807 S. Zang Way
                               Morrison, Colorado  80465
(         Address of principal executive offices)  (Zip Code)


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


(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS) Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. [ ]Yes [ ] No

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of August 31, 2004, the Company had 33,303,840 shares outstanding.


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

CURRENT BUSINESS ACQUISITION ACTIVITIES
As of the end of its fiscal year August 31, 2004, the Company had not identified a business opportunity that it planned to pursue, nor had the Company reached any agreement or definitive understanding with any person concerning an acquisition.

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



ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
No matters were submitted to a vote of the security holders of the Company during the fourth quarter of the fiscal year which ended August 31, 2004.


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

Liquidity and Capital Resources
As of August 31, 2004, the Company remains in the development stage. For the fiscal year ended August 31, 2004, the Company's balance sheet reflects current asset and total assets of $0, and total current liabilities of $22,078.

Results of Operations
During the period from August 27, 1997 (inception) through August 31, 2004, the Company has accumulated a deficit of $2,092,542. This deficit is primarily the result of a $2,000,000 valuation allowance taken against a promissory note from American Recruitment Conferences, Inc., a California corporation ("ARC") and Workseek.com, Inc., a California corporation ("Workseek"). The promissory note was issued to the Company to evidence a loan made in conjunction with execution of an Agreement and Plan of Reorganizaton with ARC and Workseek, dated August 30, 1999. The proposed transaction was not consummated and recovery of the amount due under the promissory note was doubtful. As a result, as of August 31, 2000, the promissory note receivable was offset by a full allowance for realization.

During the period from inception to August 31, 2004, the Company has engaged in no significant operations other than organizational activities, acquisition of capital, preparation and filing of the registration of its securities under the Securities Exchange Act of 1934, as amended, compliance with its periodical reporting requirements, and efforts to locate a suitable merger or acquisition candidate. No revenues were received by the Company during this period.

Plan of Operations
From the date of filing of its registration statement under the Securities Exchange Act of 1934 (December 29, 1997) until the end of the fourth quarter of its 2001 fiscal year, the Company filed all required periodic reports under the Securities Exchange Act of 1934. After completing the filing of the report on Form 10KSB for the fiscal year ended August 31, 2001, the Company ceased filing reports in order to avoid incurring additional legal and accounting expenses. The Company recently resumed reporting under the Exchange Act.

After the 2001 fiscal year, the Company remained dormant throughout the fiscal years ending August 31, 2002 and August 31, 2003. The Company incurred a total of $21,511 in legal and professional fees in 2004, related primarily to catch-up filings with the Securities and Exchange Commission.

Plan of Operations
The Company's plan of operations since August 31, 2001 was to remain dormant in order to avoid incurring legal and accounting fees related to compliance with its reporting obligations. However, in February 2004 there was a change of control, and the Company elected to begin taking the steps necessary to file all delinquent reports and to once again become current in compliance with its reporting obligations under the Securities Exchange Act of 1934. As of the date of filing of this report on Form 10KSB for the fiscal year ended August 31, 2004, the Company is continuing with its efforts at compliance with its reporting obligations under the Securities Exchange Act of 1934.

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

Current management has made a commitment to provide funding for the the administration of the Company, including the location of a merger or acquisition candidate. The funding was provided in the form of secured promissory notes convertible to the Company's common stock.

Approximately $22,000 was advanced to the prior to and immediately after the August 31, 2004 year end. Management has made no firm formal commitment to advance funds to the Company. Accordingly, there can be no assurance that any additional funds will be available to the Company to allow it to cover its expenses. Notwithstanding the foregoing, to the extent that additional funds are required, the Company anticipates receiving such funds in the form of loans or advancements from current shareholders, or through the private placement of restricted securities rather than through a public offering.

The Company may also seek to compensate providers of services by issuances of stock in lieu of cash. For information as to the Company's policy in regard to payment for consulting services, see "Certain
Relationships and Transactions."


ITEM 7.        FINANCIAL STATEMENTS.
See the following pages.




SUNBURST ACQUISITIONS III, INC.
(A Development Stage Company)
Report of Independent Registered Public Accounting Firm       F-1
Balance Sheet                                                 F-2
Statements of Operations                                      F-3
Statement of Stockholders' Equity (Deficit)                   F-4
Statement of Stockholders' Equity (Deficit)                   F-5
Statements of Cash Flows                                      F-6
Notes to Financial Statements                                 F-7



<Letterhead of Independent Registered Public Accounting Firm>

                                                    Larry O'Donnell, CPA, P.C.
                                                      Telephone (303) 745-4545
                                              2228 South Fraser Street, Unit 1
                                                        Aurora, Colorado 80014



           REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Sunburst Acquisition III, Inc.

I have audited the accompanying balance sheet of Sunburst Acquisition III, Inc. as of August 31, 2004, and the related statements of operations, changes in stockholders' equity and cash flows for each of the two fiscal years then ended and for the period from inception August 27, 1997 to August 31, 2004. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audits. The financial statements of Sunburst Acquisition III, Inc. for the period from August 27, 1997 (Date of Inception) to August 31, 2001, were audited by other auditors whose report dated October 16, 2001, expressed an unqualified opinion on those statements.

I conducted my audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sunburst Acquisition III, Inc. as of August 31, 2004, and the results of its operations and their cash flows for each of the two fiscal years then ended and for the period from inception August 27, 1997 to August 31, 2004, in conformity with generally accepted accounting principles in the United States of America.


Larry O'Donnell, CPA, P.C.
December 27, 2004
                                     F-1



                       Sunburst Acquisitions III, Inc.
                        (A Development Stage Company)
                                 BALANCE SHEET
                                August 31, 2004

ASSETS

CURRENT ASSETS
Cash and cash equivalents                                       $        -
Note receivable (net of valuation allowance of $2,000,000)               -
                                                                  ---------
Total current assets                                                     -
                                                                  ---------


TOTAL ASSETS                                                     $       -
                                                                  =========


LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable                                                   $ 5,595
Accounts payable - related party                                    16,483
                                                                  ---------
Total current liabilities                                           22,078

STOCKHOLDERS' DEFICIT
Preferred stock, no par value; 20,000,000 shares
authorized; No shares issued and outstanding                             -
Common stock, no par value; 100,000,000
shares authorized; 33,303,840 shares issued and
outstanding                                                      2,020,435
Additional paid-in capital                                          50,030
Common stock subscribed                                                  -
Deficit accumulated during the development stage                (2,092,542)
                                                                  ---------
Total stockholders' deficit                                        (22,078)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                     $        -
                                                                  =========

The accompanying notes are an integral part of the financial statements.
                                      F-2



                       Sunburst Acquisitions III, Inc.
                        (A Development Stage Company)
                          STATEMENTS OF OPERATIONS

                                  For the period
                                  from inception    For the year  For the year
                                  (August 27, 1997) ended         ended
                                  To August 31      August 31,    August 31,
                                  2004              2004          2003

REVENUES                                  $ 1,067         $ 1,067      $      -

EXPENSES
Amortization                                  300               -             -
Consulting fees                             4,935               -             -
General office                              2,227              48             -
Legal fees                                 45,889          14,889             -
Professional fees                          26,380           6,622             -
Rent                                        4,200             600           600
Taxes and licenses                            132               -            25
Transfer agent                              9,458           1,257         1,878
Valuation allowance                     2,000,000               -             -
                                        ---------          ------         -----
Total expenses                          2,093,610          23,415         2,478
                                        ---------       ---------      --------
NET LOSS                               (2,092,543)        (22,348)       (2,478)

Accumulated deficit
Balance, beginning
of period                                       -       (2,070,195)  (2,067,717)
                                        ---------       ----------    ---------
Balance, end of
Period                               $ (2,092,543)  $   (2,092,543) $(2,070,195)
                                        =========       ==========    =========


NET LOSS PER SHARE                       $ (0.06)          $ (NIL)      $ (NIL)
                                        =========       ==========    =========

WEIGHTED AVERAGE
NUMBER OF
SHARES OF COMMON
STOCK
AND COMMON STOCK
EQUIVALENTS
OUTSTANDING                            34,263,953        33,303,840  33,303,840
                                       ==========        ==========  ==========

The accompanying notes are an integral part of the financial statements.
                                      F-3


                       Sunburst Acquisitions III, Inc.
                        (A Development Stage Company)
                STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                                                                                           Deficit
                                  Preferred stock       Common stock                       accumulated   Total
                                 ------------------    ------------------      Additional  during the    stock-
                               Number of              Number of                paid-in     developments  holders
                               shares        Amount   shares        Amount     capital     stage         equity
                              ----------   --------   ----------   --------   -----------  ------------  ------

Preferred stock issued for
   cash, August 27, 1997 at $0.001
   per share                      80,000  $   8,000            -         -              -             -  $ 8,000

Common stock issued for services,
   August 27, 1997, at $0.000062
   per share                           -          -   31,269,600     1,935              -             -    1,935

Net loss for the period ended
   August 31, 1997                     -          -            -         -              -       (1,935)   (1,935)
                                --------   --------    ---------   -------      ---------     --------   -------

Balance, August 31, 1997          80,000      8,000   31,269,300     1,935              -       (1,935)    8,000

Rent at no charge                      -          -            -         -            600            -       600

Common stock issued for services
   July 1998, at $0.00186
   per share                           -          -    1,616,000     3,000              -             -    3,000

Net loss for the year ended
   August 31, 1998                      -          -            -         -              -      (10,305)  (10,305)
                                --------   --------    ---------   -------      ---------     --------   -------

Balance, August 31, 1998         80,000      8,000    32,885,600     4,935            600       (12,240)    1,295

Rent at no charge                      -          -            -         -            600            -       600

Common stock issued for cash,
   January 1999, at $0.00155
   per share                           -          -    4,848,000     7,500              -             -    7,500

Preferred stock converted to
   common, May 1999 at $0.00309
   per share                    (80,000)    (8,000)    2,585,600     8,000              -             -        -

Common stock subscribed, year ended
   August 31, 1999                                                                                     2,000,000

Net loss for the year ended
   August 31, 1999                     -          -            -         -              -       (9,031)   (9,031)
                                --------   --------    ---------   -------      ---------     --------   -------

Balance, August 31, 1999               -          -   40,319,200    20,435          1,200      (21,271) 2,000,364

                                      F-4


                                                                                           Deficit
                                  Preferred stock       Common stock                       accumulated   Total
                                 ------------------    ------------------      Additional  during the    stock-
                               Number of              Number of                paid-in     developments  holders
                               shares        Amount   shares        Amount     capital     stage         equity
                              ----------   --------   ----------   --------   -----------  ------------  ------

Issuance of common stock subscribed
   September 1999, $2.00 per share                     1,000,000 2,000,000              -            -          -

Voluntary cancellation of outstanding
   shares, September 1999                             (8,015,360)        -              -            -          -

Rent at no charge                      -          -            -         -            600            -       600

Expenses paid by shareholder           -          -            -         -          1,444            -     1,444

Net loss for the year ended
   August 31, 2000                     -          -            -         -              -  (2,022,917)(2,022,917)
                                --------   --------    ---------   -------      ---------  ----------- ---------

Balance, August 31, 2000               -          -   33,303,840  2,020,435          3,244  (2,044,118) (20,509)

Rent at no charge                      -          -            -         -            600            -       600

Expenses paid by shareholder           -          -            -         -         30,962            -    30,962

Net loss for the year ended
   August 31, 2001                     -          -            -         -              -      (14,361)  (14,361)
                                --------   --------    ---------   -------      ---------  ----------- ---------

Balance, August 31, 2001               -          -   33,303,840  2,020,435         34,806  (2,058,549)   (3,308)

Rent at no charge                      -          -            -         -            600            -       600

Expenses paid by shareholder           -          -            -         -         11,884            -    11,884

Net loss for the year ended
   August 31, 2002                     -          -            -         -              -       (9,168)   (9,168)
                                --------   --------    ---------   -------      ---------  ----------- ---------

Balance, August 31, 2002               -          -   33,303,840  2,020,435         47,290  (2,067,717)        8

Rent at no charge                      -          -            -         -            600            -       600

Net loss for the year ended
   August 31, 2003                     -          -            -         -              -       (2,478)   (2,478)
                                --------   --------    ---------   -------      ---------  ----------- ---------

Balance, August 31, 2003               -          -   33,303,840  2,020,435         47,890  (2,070,195)    (1,870)

Rent at no charge                      -          -            -         -            600            -       600

Expenses paid by shareholder           -          -            -         -          1,540            -     1,540

Net loss for the year ended
   August 31, 2004                     -          -            -         -              -      (22,348)  (22,348)
                                --------   --------    ---------   -------      ---------  ----------- ---------

Balance, August 31, 2004               -   $      -   33,303,840 $2,020,435       $ 50,030 $(2,092,543) $(22,078)
                                ========   ========   ==========  =========       ========   =========   =======


 The accompanying notes are an integral part of the financial statements.
                                      F-5



                       Sunburst Acquisitions III, Inc.
                        (A Development Stage Company)
                           STATEMENTS OF CASH FLOWS

                                  For the period
                                  from inception    For the year  For the year
                                  (August 27, 1997) ended         ended
                                  To August 31      August 31,    August 31,
                                  2004              2004          2003
CASH FLOWS FROM OPERATING
ACTIVITIES
Net loss                          $ (2,092,543)       $ (22,348)      $ (2,478)
Adjustments to reconcile
net loss to net cash flows
from operating activities:
  Amortization                             300                -               -
  Rent expense                           4,200              600             600
  Stock issued for consulting
  fees                                   5,595            3,717           1,878
  Increase (decrease) in
    accounts payable                    16,484           16,413               -
                                    ----------         --------          -------
Net cash flows from operating
activities                          (2,061,029)          (1,548)              -

CASH FLOWS FROM INVESTING
ACTIVITIES
Increase in organization costs            (300)               -               -
                                    ----------         --------          ------
Net cash flows from investing
activities                                (300)               -               -

CASH FLOWS FROM FINANCING
ACTIVITIES
Issuance of common stock             2,007,500               -                -
Issuance of preferred stock              8,000               -                -
Additional paid-in capital              45,830           1,540                -
                                    ----------         --------          ------
Net cash flows from financing
activities                           2,061,330           1,540                -
                                    ----------         --------          ------
NET INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS                        -               (8)               -

CASH AND CASH EQUIVALENTS,
BEGINNING OF PERIOD                         -                8                8
                                    ----------         --------          ------
CASH AND CASH EQUIVALENTS,
END OF PERIOD                      $        -         $      -          $     8
                                    =========         ========          =======

The accompanying notes are an integral part of the financial statements.
                                      F-6


                       Sunburst Acquisitions III, Inc.
                        (A Development Stage Company)
                        NOTES TO FINANCIAL STATEMENTS
                              August 31, 2004

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

Consideration of Other Comprehensive Income Items
SFAF 130 - Reporting Comprehensive Income, requires companies to present comprehensive income (consisting primarily of net income plus other direct equity changes and credits) and its components as part of the basic financial statements. For the year ended August 31, 2004, the Company's financial statements do not contain any changes in equity that are required to be reported separately in comprehensive income.

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

All share and per share amounts have been restated. A total of 33,303,840 shares were outstanding at August 31, 2004.

As of August 31, 2004, all shares of the Company's no par value Series A preferred stock have been converted to common stock.


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


4.        Income Taxes
The Company has Federal net operating loss carryforwards of approximately $2,064,700 expiring during the years 2018 and 2021. The tax benefit of these net operating losses is approximately $392,000 and has been offset by a full allowance for realization. This carryforward may be limited upon the consummation of a business combination under IRC Section 381. For the years ended August 31, 2004 and 2003, the valuation allowance increased by approximately $4,500 and $500, respectively.


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


5.     Subsequent Events
On September 6, 2004, two promissory notes were issued to shareholders of the Company in the amount of $22,203.86 for the conversion of related party accounts payable. The notes, plus interest at 10%, are due upon demand within thirty days after such demand is made in writing by the holders. The notes are secured by all assets of the Company. The notes can be converted in whole or in part at the option of the holder into common stock of the Company at a conversion price of $0.0015 per share. The holders of the notes have the right to require the Company to register the conversion shares on future registration statements filed by the Company.


6.     Expenses
Certain expenses have been reclassified to conform with current year reporting of expenses.



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

Based on an evaluation performed, the Company's certifying officers have concluded that the disclosure controls and procedures were effective as of August 31, 2004, to provide reasonable assurance of the achievement of these objectives.

There was no change in the Company's internal control over financial reporting during the fiscal year ended August 31, 2004, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.


PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The directors and executive officers currently serving the Company are as follows:

Name                Age    Positions Held and Tenure

Jay Lutsky          62     President and a Director since August 1997
Michael R. Quinn    82    Secretary/Treasurer, and a Director since August 1997


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


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
The following table sets forth, as of the end of the Company's fiscal year ended August 31, 2004, the number of shares of Common Stock owned of record and beneficially by executive officers, directors and persons who hold 5.0% or more of the outstanding Common Stock of the Company. Also included are the shares held by all executive officers and directors as a group.

Name and Address                 Number of Shares Owned   Percent of Class
                                 Beneficially             Owned
Michael R. Quinn (1)
2082 Cherry Street
Denver, Colorado 80207            400,000                   1.20%


Jay Lutsky (1)
4807 S. Zang Way
Morrison, CO 80465                400,000                   1.20%

Paul Kessler                  12,641,120                   37.96%
10990 Wilshire Blvd., Suite 1410
Los Angeles, CA 90024

Diana Derycz Kessler          12,641,120                   37.96%
10990 Wilshire Blvd., Suite 1410
Los Angeles, CA 90024

All directors and
executive
officers (2 persons)            800,000                     2.40%


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

          31.1        Certification pursuant to Rule 13a-14(a) or
                      15d-14(a) under the Securities Exchange Act of 1934, as amended.

          31.2 Certification pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.

          32.1        Certification pursuant to 18 U.S.C. Section
                      1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2003.

          32.2         Certification pursuant to 18 U.S.C. Section
                       1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) No reports on Form 8-K were filed by the Company during the last quarter of its fiscal year ending August 31, 2004.


ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Audit Fees
The aggregate audit and audit related fees billed by Larry O'Donnell, CPA, P.C. for audit of the Company's annual financial statements and for review of the Company's quarterly financial statements filed on Form 10-QSB were $2,500 for the fiscal year ended August 31, 2004. For the fiscal year ended August 31, 2003, audit related fees were $1,259.

Tax Fees
The aggregate fees billed by Larry O'Donnell, CPA, P.C. for tax compliance, advice and planning were $ 0 for the fiscal year ended August 31, 2004, and $0 for the fiscal year ended August 31, 2003.

All Other Fees
Larry O'Donnell, CPA, P.C. did not bill the Company for any products and services other than the foregoing during the fiscal years ended August 31, 2004 and August 31, 2003.



SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



SUNBURST ACQUISITIONS III, INC.


By: /S/ JAY LUTSKY
Jay Lutsky (Principal Executive Officer and Director)
Date: February 7, 2005



In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


SUNBURST ACQUISITIONS III, INC.

By: /S/ JAY LUTSKY
Jay Lutsky (Principal Executive Officer and Director)

By: /S/ MICHAEL R. QUINN
Michael R. Quinn (Principal Financial Officer and Director)
Date: February 7, 2005