Form 10KSB
period 2005-08-31
SUNBURST ACQUISITIONS III INC
filed 2005-12-09
CIK 1046120

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

X ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2005.

___ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to ____.

SUNBURST ACQUISITIONS III, INC.

(Name of small business in its charter)

Colorado	0-23559	84-14320001
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification Number)

Bellemarc Building, 1912 Sidewinder Drive, Suite 200-A Park City, Utah	84060
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number, including area code: (435) 615-6585

Securities to be registered under Section 12(b) of the Act:

None

Title of each class

N/A

Securities to be registered under Section 12(g) of the Act:

Common Stock, no par value

(Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ ] Yes  [X ] No

Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  [ X ] Yes  [  ] No

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of August 31, 2005, the Company had 33,303,840 shares outstanding.

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

Transitional Small Business Disclosure Format (Check one): Yes ____; No _X__

SUNBURST ACQUISITIONS III, INC.

2005 ANNUAL REPORT ON FORM 10-KSB

INDEX

ITEM 1.        DESCRIPTION OF BUSINESS.

4

ITEM 2.         DESCRIPTION OF PROPERTY.

9

ITEM 3.        LEGAL PROCEEDINGS.

9

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

10

ITEM 5.         MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

10

ITEM 6.         MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

10

ITEM 7.        FINANCIAL STATEMENTS.

12

ITEM 8.         CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

28

ITEM 8A.         CONTROLS AND PROCEDURES.

28

ITEM 9.         DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

28

ITEM 10.         EXECUTIVE COMPENSATION.

30

ITEM 11.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

30

ITEM 12.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

30

ITEM 13.        EXHIBITS

31

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

31

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

CURRENT BUSINESS ACQUISITION ACTIVITIES

As of the end of its fiscal year August 31, 2005, the Company had not identified a business opportunity that it planned to pursue, nor had the Company reached any agreement or definitive understanding with any person concerning an acquisition.

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

Administrative Offices

The Company currently maintains a mailing address Bellemarc Building, 1912 Sidewinder Drive, Suite 200-A, Park City, Utah 84060, which is the office address of its President. The Company's telephone number there is (435) 615-6585.

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

ITEM 2.         DESCRIPTION OF PROPERTY.

The Company currently maintains a mailing address at Bellemarc Building, 1912 Sidewinder Drive, Suite 200-A, Park City, Utah 84060, which is the address of its President. The Company pays no rent for the use of this mailing address, however, for financial statement purposes, the Company is accruing $50 per month as additional paid-in capital for this use. The Company does not believe that it will need to maintain an office at any time in the foreseeable future in order to carry out its plan of operations described herein. The Company's telephone number is (435) 615-6585.

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

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the security holders of the Company during the fourth quarter of the fiscal year which ended August 31, 2005.

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

Liquidity and Capital Resources

As of August 31, 2005, the Company remains in the development stage. For the fiscal year ended August 31, 2005, the Company's balance sheet reflects current asset and total assets of $(4), and total current liabilities of $29,467.

Results of Operations

During the period from August 27, 1997 (inception) through August 31, 2005, the Company has accumulated a deficit of $2,100,636. This deficit is primarily the result of a $2,000,000 valuation allowance taken against a promissory note from American Recruitment Conferences, Inc., a California corporation ("ARC") and Workseek.com, Inc., a California corporation ("Workseek"). The promissory note was issued to the Company to evidence a loan made in conjunction with execution of an Agreement and Plan of Reorganizaton with ARC and Workseek, dated August 30, 1999. The proposed transaction was not consummated and recovery of the amount due under the promissory note was doubtful. As a result, as of August 31, 2000, the promissory note receivable was offset by a full allowance for realization.

During the period from inception to August 31, 2005, the Company has engaged in no significant operations other than organizational activities, acquisition of capital, preparation and filing of the registration of its securities under the Securities Exchange Act of 1934, as amended, compliance with its periodical reporting requirements, and efforts to locate a suitable merger or acquisition candidate. No revenues were received by the Company during this period.

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

After the 2001 fiscal year, the Company remained dormant throughout the fiscal years ending August 31, 2002 and August 31, 2003. The Company incurred a total of $3,344 in legal and professional fees in 2005, related primarily to catch-up filings with the Securities and Exchange Commission.

Plan of Operations

The Company's plan of operations since August 31, 2001 was to remain dormant in order to avoid incurring legal and accounting fees related to compliance with its reporting obligations. However, in February 2004 there was a change of control, and the Company elected to begin taking the steps necessary to file all delinquent reports and to once again become current in compliance with its reporting obligations under the Securities Exchange Act of 1934. As of the date of filing of this report on Form 10KSB for the fiscal year ended August 31, 2005, the Company is continuing with its efforts at compliance with its reporting obligations under the Securities Exchange Act of 1934.

For the fiscal year ending August 31, 2005, the Company's plan of operations is to remain current in compliance with its reporting obligations under the Securities Exchange Act of 1934 and to engage in efforts to locate a suitable merger or acquisition candidate. The Company will require additional capital in order to pay the costs associated with making required filings and seeking out suitable merger or acquisition candidates.

Need for Additional Financing

The Company will require additional capital in order to meet its cash needs for the next year, including the costs of compliance with the continuing reporting requirements of the Securities Exchange Act of 1934, as amended.

Current management has made a commitment to provide funding for the administration of the Company, including the location of a merger or acquisition candidate. The funding was provided in the form of secured promissory notes convertible to the Company’s common stock.  Approximately $22,000 was advanced to the prior to and immediately after the August 31, 2004 year end.  Management has made no firm formal commitment to advance funds to the Company.  Accordingly, there can be no assurance that any additional funds will be available to the Company to allow it to cover its expenses. Notwithstanding the foregoing, to the extent that additional funds are required, the Company anticipates receiving such funds in the form of loans or advancements from current shareholders, or through the private placement of restricted securities rather than through a public offering.

The Company may also seek to compensate providers of services by issuances of stock in lieu of cash. For information as to the Company's policy in regard to payment for consulting services, see "Certain Relationships and Transactions."

ITEM 7.        FINANCIAL STATEMENTS.

See the following pages.

SUNBURST ACQUISITIONS III, INC.

(A Development Stage Company)

Larry O'Donnell, CPA, P.C.

Telephone (303) 745-4545                                                                          2228 South Fraser Street

                                                                                                                                                  Unit 1

                                                                                                                    Aurora, Colorado  80014

Report of Independent Registered Public Accounting Firm

Board of Directors

Sunburst Acquisition III, Inc.

I have audited the accompanying balance sheet of Sunburst Acquisition III, Inc. as of August 31, 2005, and the related statements of operations, changes in stockholders’ equity and cash flows for each of the two fiscal years then ended and for the period from inception August 27, 1997 to August 31, 2005.  These financial statements are the responsibility of the Company’s management.  My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audit in accordance with standards of the Public Company Accounting Oversight Board (United States).   Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sunburst Acquisition III, Inc. as of August 31, 2005, and the results of its operations and their cash flows for each of the two fiscal years then ended and for the period from inception August 27, 1997 to August 31, 2005, in conformity with generally accepted accounting principles in the United States of America.

Larry O'Donnell, CPA, P.C.

November 18, 2005

Sunburst Acquisitions III, Inc.

(A Development Stage Company)

BALANCE SHEET

August 31, 2005

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$ (4)
Note receivable (net of valuation allowance of $2,000,000)	-

Total current assets	(4)

TOTAL ASSETS	$ -

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$ 2,618
Notes payable – related party	26,849

Total current liabilities	29,467

STOCKHOLDERS' DEFICIT
Preferred stock, no par value; 20,000,000 shares
authorized; No shares issued and outstanding	-
Common stock, no par value; 100,000,000
shares authorized; 33,303,840 shares issued and
outstanding	2,020,435
Additional paid-in capital	50,730
Common stock subscribed	-
Deficit accumulated during the development stage	(2,100,636)

Total stockholders' deficit	(29,471)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ (4)

The accompanying notes are an integral part of the financial statements.

Sunburst Acquisitions III, Inc.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

	For the period
	from inception	For the year	For the year
	(August 27, 1997)	ended	ended
	To August 31	August 31,	August 31,
	2005	2005	2004

REVENUES	$ 1,067	$ -	$ 1,067

EXPENSES
Amortization	300	-	-
Consulting fees	7,553	2,618	-
General office	2,379	153	48
Legal fees	47,582	1,694	14,889
Professional fees	28,030	1,650	6,622
Rent	4,800	600	600
Taxes and licenses	132	-	-
Transfer agent	10,927	1,379	1,257
Valuation allowance	2,000,000	-	-

Total expenses	2,101,703	8,094	23,415

NET LOSS	(2,100,636)	(8,094)	(22,348)

Accumulated deficit

Balance, beginning of period	-	(2,092,542)	(2,070,194)

Balance, end of period	$ (2,100,636)	$ (2,100,636)	$ (2,092,542)

NET LOSS PER SHARE	$ (0.06)	$ (0.00)	$ (0.00)

WEIGHTED AVERAGE NUMBER OF
SHARES OF COMMON STOCK
AND COMMON STOCK
EQUIVALENTS OUTSTANDING	34,024,089	33,303,840	33,303,840

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

Sunburst Acquisitions III, Inc.

(A Development Stage Company)

STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

							Deficit
							accumulated	Total
	Preferred stock		Common stock		Common	Additional	during the	stockholders'
	Number of		Number of		Stock	paid-in	development	equity
	shares	Amount	shares	Amount	Subscribed	capital	stage	(deficit)

Issuance of common stock subscribed,
September 1999 at $2.00 per share	-	$ -	1,000,000	$2,000,000	(2,000,000)	$ -	$ -	$ -

Voluntary cancellation of outstanding shares,
September 1999	-	-	(8,015,360)	-	-	-	-	-

Rent at no charge	-	-	-	-	-	600	-	600

Expenses paid by shareholder	-	-	-	-	-	1,444	-	1,444

Net loss for the year ended August 31, 2000	-	-	-	-	-	-	(2,022,917)	(2,022,917)

Balance, August 31, 2000	-	-	33,303,840	2,020,435	-	3,244	(2,044,188)	(20,509)

Rent at no charge	-	-	-	-	-	600	-	600

Expenses paid by shareholder	-	-	-	-	-	30,962	-	30,962

Net loss for the year ended August 31, 2001	-	-	-	-	-	-	(14,361)	(14,361)

Balance, August 31, 2001	-	-	33,303,840	2,020,435	-	34,806	(2,058,549)	(3,308)

Rent at no charge	-	-	-	-	-	600	-	600

Expenses paid by shareholder	-	-	-	-	-	11,884	-	11,884

Net loss for the year ended August 31, 2002	-	-	-	-	-	-	(9,168)	(9,168)

Balance, August 31, 2002	-	-	33,303,840	2,020,435	-	47,290	(2,067,717)	8

Rent at no charge	-	-	-	-	-	600	-	600

Net loss for the year ended August 31, 2003	-	-	-	-	-	-	(2,478)	(2,478)

Balance, August 31, 2003	-	-	33,303,840	2,020,435	-	47,890	(2,070,195)	(1,870)

Rent at no charge	-	-	-	-	-	600	-	600

Expenses paid by shareholder	-	-	-	-	-	1,540		1,540

Net loss for the year ended August 31, 2004	-	-	-	-	-	-	(22,348)	(22,348)

Balance, August 31, 2004	-	-	33,303,840	$2,020,435	-	$ 50,030	$(2,092,542)	$ (22,078)
Rent at no charge	-	-	-	-	-	600	-	600

Expenses paid by shareholder	-	-	-	-	-	100		100
Net loss for the year ended August 31, 2005	-	-	-	-	-	-	(8,094)	(8,094)

Balance, August 31, 2005	-	-	33,303,840	$2,020,435	-	$ 50,730	$(2,100,636)	$ (29,472)

The accompanying notes are an integral part of the financial statements.

Sunburst Acquisitions III, Inc.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

	For the period
	from inception	For the year	For the year
	(August 27, 1997)	ended	ended
	To August 31	August 31,	August 31,
	2005	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (2,100,636)	$ (8,094)	$ (22,348)
Adjustments to reconcile
net loss to net cash flows
from operating activities:
Amortization	300	-	-
Rent expense	3,600	600	600
Stock issued for consulting fees	4,935	-	-
Increase (decrease) in accounts payable	2,618	(2,977)	3,717
Increase (decrease) in notes payable	26,850	10,367	16,483

Net cash flows from operating activities	(2,062,334)	(105)	(1,548)

CASH FLOWS FROM INVESTING ACTIVITIES
Increase in organization costs	(300)	-	-

Net cash flows from investing activities	(300)	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock	2,007,500	-	-
Issuance of preferred stock	8,000	-	-
Additional paid-in capital	47,129	100	1,540

Net cash flows from financing activities	2,062,629	100	1,540

NET INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS	(4)	(4)	(8)

CASH AND CASH EQUIVALENTS,
BEGINNING OF PERIOD	-	-	8

CASH AND CASH EQUIVALENTS,
END OF PERIOD	$ (4)	$ (4)	$ -

The accompanying notes are an integral part of the financial statements.

Sunburst Acquisitions III, Inc.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

August 31, 2005

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

Sunburst Acquisitions III, Inc.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

August 31, 2005

1.        Summary of Significant Accounting Policies - continued

Use of Estimates

The preparation of the Company's financial statements in conformity with generally accepted accounting principles requires the Company's management to make estimates and assumptions that effect the amounts reported in these financial statements and accompanying notes. Actual results could differ from those estimates.

Consideration of Other Comprehensive Income Items

SFAF 130 - Reporting Comprehensive Income, requires companies to present comprehensive income (consisting primarily of net income plus other direct equity changes and credits) and its components as part of the basic financial statements. For the year ended August 31, 2005, the Company's financial statements do not contain any changes in equity that are required to be reported separately in comprehensive income.

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

Sunburst Acquisitions III, Inc.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

August 31, 2005

2.        Stockholders' Equity - continued

All share and per share amounts have been restated. A total of 33,303,840 shares were outstanding at August 31, 2005.

As of August 31, 2005, all shares of the Company's no par value Series A preferred stock have been converted to common stock.

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

August 31, 2005

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

5.     Subsequent Events

On September 22, 2005, a promissory note was issued to Financial Media Relations, LLC, or its assigns (“Lender”), in the amount of $20,000.00 for the conversion of related party accounts payable. The notes, plus interest at 10%, are due upon demand within thirty days after such demand is made in writing by Lender.  The note is secured by the Security Agreement.  The note can be converted in whole or in part at the option of the holder into common stock of the Company at a conversion price of $0.0015 per share.  The holder of the note has the right to require the Company to register the conversion shares on future registration statements filed by the Company.

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

Based on an evaluation performed, the Company's certifying officers have concluded that the disclosure controls and procedures were effective as of August 31, 2005, to provide reasonable assurance of the achievement of these objectives.

There was no change in the Company's internal control over financial reporting during the fiscal year ended August 31, 2005, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART III

ITEM 9.         DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The director(s) and executive officer(s) currently serving the Company are as follows:

Name	Age	Positions Held and Tenure

Scott Mac Caughern	49	Principal Executive Officer and Director since February 8, 2005

The director(s) named above will serve until the next annual meeting of the Company's stockholders. Thereafter, director(s) will be elected for one-year terms at the annual stockholders' meeting. Officer(s) will hold their positions at the pleasure of the board of directors, absent any employment agreement, of which none currently exists or is contemplated. There is no arrangement or understanding between any of the director(s) or officer(s) of the Company and any other person pursuant to which any director or officer was or is to be selected as a director or officer.

The director(s) and officer(s) will devote their time to the Company's affairs on an "as needed" basis, which, depending on the circumstances, could amount to as little as two hours per month, or more than forty hours per month, but more than likely will fall within the range of five to ten hours per month.

Biographical Information

Mr. MacCaughern has served as Chairman of Corridor Communications Corp. since April 28, 2003. OTC BB  (CORR)  Mr. MacCaughern resigned from Corridor Communications Corp. in August 2005. Mr. MacCaughern is an emerging growth investor in both private and public companies and has funded and contributed to the success of many  companies  in the  past  decade.  He has  held  various  senior  executive positions  within  the  securities  industry  and  is an  expert  in  developing innovative financial solutions.  Since 1993, Mr. MacCaughern has been president of  MacCaughern   Trade   Development,   which  is  a  national  full  service communications company to the capital markets.  MacCaughern Trade  Development has focused on management and financial  consulting  services,  specializing  in strategic marketing,  establishing  distribution channels for products,  mergers and  acquisitions  and  financial  public  relations.  Mr. MacCaughern has held various senior  executive  positions  within the securities  industry  including running his own OSJ  Securities  firm for  Roundhill  Securities,  in Park City, Utah.  After  resigning from Roundhill  Securities in 1997, Mr. MacCaughern has focused  on  identifying  unique  opportunities  in the public  markets  and has implemented his innovative  financial  solutions for client  companies.  Additionally, since October 2001, Mr. MacCaughern has been a Professional  Services  Reserve for the Orange County Sheriff's Department in Orange County California.

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

ITEM 11.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth, as of the end of the Company's fiscal year ended August 31, 2005, the number of shares of Common Stock owned of record and beneficially by  persons who hold 5.0% or more of the outstanding Common Stock of the Company.

Name and Address	Number of Shares Owned Beneficially	Percent of Class Owned

Paul Kessler	12,641,120	37.96%
Diana Derycz Kessler	12,641,120	37.96%

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

ITEM 13.        EXHIBITS.

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

31.1         Certification pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1         Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2003.

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate audit and audit related fees billed by Larry O'Donnell, CPA, P.C. for audit of the Company's annual financial statements and for review of the Company's quarterly financial statements filed on Form 10-QSB were $1,650 for the fiscal year ended August 31, 2005. For the fiscal year ended August 31, 2004, audit related fees were $2,500.

Tax Fees

The aggregate fees billed by Larry O'Donnell, CPA, P.C. for tax compliance, advice and planning were $ 0 for the fiscal year ended August 31, 2005, and $0 for the fiscal year ended August 31, 2004.

All Other Fees

Larry O'Donnell, CPA, P.C. did not bill the Company for any products and services other than the foregoing during the fiscal years ended August 31, 2005 and August 31, 2004.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUNBURST ACQUISITIONS III, INC.

By: /S/ Scott MacCaughern
Scott MacCaughern (Principal Executive Officer and Director)

Date: December 9, 2005

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SUNBURST ACQUISITIONS III, INC.

By: /S/ Scott MacCaughern
Scott MacCaughern (Principal Executive Officer and Director)

Date: December 9, 2005