Form 10QSB
period 2004-11-30
SUNBURST ACQUISITIONS III INC
filed 2005-12-12
CIK 1046120

                       UNITED STATES
     SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                               Form 10-QSB

X...Quarterly report under section 13 or 15(d) of the Securities
Exchange Act of 1934 for the quarterly period ended November 30, 2004.

 ....Transition report under section 13 or 15(d) of the Securities
Exchange Act of 1934 [No Fee Required] for the transition period from _________ to _________.

   Commission File No:   0-23559

                      SUNBURST ACQUISITIONS III, INC.
                 ---------------------------------------
                 (Name of small business in its charter)

      Colorado                              84-14320001
----------------------               -----------------------
(State or other                      (IRS Employer Id.  No.)
jurisdiction of Incorporation)

Bellemarc Building, 1912 Sidewinder Drive, Suite 200-A
Park City, UT      84060
---------------------------------------------------------------------------
(Address of Principal Office)                  Zip Code

  Issuer's telephone number:    (949) 635-0647

                     28715 Los Alisos Blvd., Suite 316
                          Mission Viejo, CA 92692
         (Former name or former address, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes _____  No __X__

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

Yes __ X ___ No _____

Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.  At November 30,
2004, 33,303,840 shares were outstanding.

Transitional Small Business Disclosure
Format (Check one): Yes _____  No __X__


PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

       (a)  The financial statements of registrant for the
three months ended November 30, 2004, follow.  The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.

                      SUNBURST ACQUISITIONS III, INC.

                          FINANCIAL STATEMENTS

                            November 30, 2004


                         SUNBURST ACQUISITIONS III, INC.

                         (A Development Stage Company)

                                 BALANCE SHEET
                               November 30, 2004
                                  (Unaudited)

   ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                         $      74
                                                     ---------

     Total current assets                                   74
                                                     ---------

     TOTAL ASSETS                                    $      74
                                                     =========

  LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                                  $   1,125
   Notes payable - related party                        22,722
                                                     ---------

     Total current liabilities                          23,847

STOCKHOLDERS' EQUITY (DEFICIT)
   Preferred stock, no par value
     20,000,000 shares authorized;
     no shares issued and outstanding                        -
   Common stock, no par value;
     100,000,000 shares authorized;
     33,303,840 shares issued and
     outstanding                                     2,020,435
   Additional paid-in capital                           50,280
   Deficit accumulated
     during the development stage                   (2,094,488)
                                                     ---------
     Total stockholders' deficit                       (23,773)
                                                     ---------
     TOTAL LIABILITIES AND STOCKHOLDERS'
       DEFICIT                                       $      74
                                                     =========

The accompanying notes are an integral part of the financial statements.

                                  F-1

                          SUNBURST ACQUISITIONS III, INC.

                           (A Development Stage Company)
                             STATEMENTS OF OPERATIONS
                                    (Unaudited)

                             Period
                           August 27,
                              1997
                          (inception)
                               to         For the three months
                            November       ended November 30,
                            30, 2004        2004         2003
                         -----------   ---------    ---------

REVENUES                 $     1,067   $       -    $       -
                         -----------   ---------    ---------

EXPENSES
  Amortization                   300           -            -
  Consulting fees              6,060       1,125            -
  General office               2,301          74            8
  Legal fees                  46,319         430            -
  Professional fees           26,380           -            -
  Rent                         4,350         150          150
  Taxes and licenses             132           -            -
  Transfer agent               9,715         167          679
  Valuation allowance      2,000,000           -            -
                         -----------   ---------    ---------

      Total expense        2,095,557       1,946          837
                         -----------   ---------    ---------

NET LOSS                  (2,094,488)     (1,946)        (837)

Accumulated deficit
  Balance, beginning
  of period                        -  (2,092,542)  (2,070,194)
                         -----------   ---------    ---------

  Balance,
  end of period         $(2,094,488) $(2,094,488) $(2,071,031)
                         ===========  ===========  ===========
NET LOSS PER SHARE      $     (0.06) $     (0.00) $     (0.00)
                         ===========  ===========  ===========

WEIGHTED AVERAGE NUMBER
  OF SHARES OF COMMON
  STOCK AND COMMON STOCK
  EQUIVALENTS
  OUTSTANDING             34,098,505  33,303,840   33,303,840
                         ===========  ==========   ==========

The accompanying notes are an integral part of the financial statements.

                                 F-2

                          Sunburst Acquisitions III, Inc.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                    (Unaudited)

                                        Period
                                    August 27, 1997
                                     (inception)         For the three months
                                    to November 30,        ended November 30,
                                         2004             2004           2003
                                   ---------------    ------------  -------------

CASH FLOWS FROM
    OPERATING ACTIVITIES:

  Net Loss                        $    (2,094,488)      $  (1,946)    $   (837)
  Adjustments to reconcile
     net loss to net cash flows
     from operating activities:
    Amortization                              300               -            -
    Rent expense                            3,000               -            -
    Stock issued for
     consulting fees                        4,935               -            -
    Increase(Decrease) in
     accounts payable                       1,125          (4,470)         679
    Increase(Decrease) in
     notes payable                         22,723           6,240            -
                                   --------------     -----------  -----------
  Net cash flows from
   operating activities                (2,062,405)           (176)        (158)

CASH FLOWS FROM
    INVESTING ACTIVITIES

  Increase in organization costs             (300)             -             -
                                   --------------   ------------   -----------

  Net cash flows from
   investing activities                      (300)             -             -

CASH FLOWS FROM
    FINANCING ACTIVITIES

  Issuance of common stock              2,007,500              -             -
  Issuance of preferred
   Stock                                    8,000
  Aditional paid-in capital                47,279            250           150
                                   --------------  -------------  ------------

  Net cash flows from
   financing activities                 2,062,679            150           150
                                   --------------  -------------  ------------

  Net increase in cash and
   cash equivalents                            74             74           (8)

CASH AND CASH EQUIVALENTS,
  Beginning of Period                           -              -            8
                                   --------------  -------------  -----------

CASH AND CASH EQUIVALENTS,
 End of Period                     $           74  $          74  $         -
                                   ==============  =============  ===========

The accompanying notes are an integral part of the financial statements.

                                F-3

                          Sunburst Acquisitions III, Inc.

                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                November 30, 2004
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
These financial statements include all of the adjustments which, in the opinion of management, are necessary to a fair presentation of financial position and results of operations.  All such adjustments are of a normal and recurring nature.  These financial statements should be read in conjunction with the audited financial statements at August 31, 2004.

                                     F-4


Item 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

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

Liquidity and Capital Resources

As of November 30, 2004, the Company remains in the development stage.
For the period ended November 30, 2004, the Company's balance sheet reflects current and total assets of $ 74, and current liabilities of
$23,847.

Results of Operations

During the period from August 27, 1997 (inception) through November 30,
2004, the Company has accumulated a deficit of $2,100,638. This deficit is primarily the result of a $2,000,000 valuation allowance taken against a promissory note from American Recruitment Conferences, Inc., a California corporation ("ARC") and Workseek.com, Inc., a California corporation
("Workseek"). The promissory note was issued to the Company to evidence a loan made in conjunction with execution of an Agreement and Plan of
Reorganizaton with ARC and Workseek, dated August 30, 1999. The proposed transaction was not consummated and recovery of the amount due under the promissory note was doubtful. As a result, as of August 31, 2000, the promissory note receivable was offset by a full allowance for realization.

During the period from inception to November 30, 2004, the Company has engaged in no significant operations other than organizational activities, acquisition of capital, preparation and filing of the registration of its securities under the Securities Exchange Act of 1934, as amended, compliance with its periodical reporting requirements, and efforts to locate a suitable merger or acquisition candidate. No revenues were received by the Company during this period.

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


Plan of Operations and Need for Additional Financing

The Company's plan of operations since August 31, 2001 was to remain dormant in order to avoid incurring legal and accounting fees related to compliance with its reporting obligations. However, in February 2004 there was a change of control, and the Company elected to begin taking the steps necessary to file all delinquent reports and to once again become current in compliance with its reporting obligations under the Securities
Exchange Act of 1934. As of the date of filing of this report on Form
10QSB for the period ended November 30, 2004, the Company has completed the filing of all delinquent periodic reports and is current with its periodic reporting obligations under the Securities Exchange Act of 1934.

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

Item 3.         CONTROLS AND PROCEDURES

As of the filing date of this report, we carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective in timely alerting management to material information required to be included in our periodic SEC reports.  It should be noted that design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

In addition, there has been no change in our internal control over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.


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


SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUNBURST ACQUISITIONS III, INC.

By: /S/ Scott MacCaughern
Scott MacCaughern (Principal Executive Officer and Director)

Date: December 9, 2005