Form 10QSB
period 2005-05-31
SUNBURST ACQUISITIONS III INC
filed 2005-12-12
CIK 1046120

                   UNITED STATES
       SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                               Form 10-QSB

X...Quarterly report under section 13 or 15(d) of the Securities
Exchange Act of 1934 for the quarterly period ended May 31, 2005.

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
-----------------------------------------------------------------------
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

 Yes __X___ No _____

Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.  At May 31, 2005,
33,303,840 shares were outstanding.

Transitional Small Business Disclosure
Format (Check one): Yes _____   No __X__


PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

       (a)  The financial statements of registrant for the
three months ended May 31, 2005, follow.  The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.

                      SUNBURST ACQUISITIONS III, INC.

                          FINANCIAL STATEMENTS

                              May 31, 2005


                        SUNBURST ACQUISITIONS III, INC.

                         (A Development Stage Company)

                                BALANCE SHEET
                                 May 31, 2005
                                 (Unaudited)

ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                         $      16
                                                     ---------

     Total current assets                                   16
                                                     ---------

     TOTAL ASSETS                                    $      16
                                                     =========

  LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                                  $   2,503
   Notes payable - related party                        23,041
                                                     ---------

     Total current liabilities                          25,544

STOCKHOLDERS' EQUITY (DEFICIT)
   Preferred stock, no par value
     20,000,000 shares authorized;
     no shares issued and outstanding                        -
   Common stock, no par value;
     100,000,000 shares authorized;
     33,303,840 shares issued and
     outstanding                                     2,020,435
   Additional paid-in capital                           50,580
   Deficit accumulated
     during the
     development stage                              (2,096,543)
                                                     ---------
     Total stockholders' deficit                       (25,528)
                                                     ---------
     TOTAL LIABILITIES AND STOCKHOLDERS'
       DEFICIT                                       $      16
                                                     =========

The accompanying notes are an integral part of the financial statements.

     F-1


                                           SUNBURST ACQUISITIONS III, INC.

                                            (A Development Stage Company)
                                               STATEMENTS OF OPERATIONS
                                                    (Unaudited)

                             Period
                        August 27, 1997         For the three months      For the nine months
                        (inception) to              ended May 31,             ended May 31,
                         May 31, 2005             2005        2004          2005       2004
                       ----------------       -----------   ---------    ---------- ----------

REVENUES                $         1,067          $      -   $       -    $        - $         -
                       ----------------       -----------   ---------    ---------- -----------

EXPENSES
  Amortization                      300                 -           -             -           -
  Consulting fees                 7,437               109           -         2,503           -
  General office                  2,359                37          12           132          27
  Legal fees                     46,637                 -           -           749           -
  Professional fees              26,380                 -       6,011             -       6,011
  Rent                            4,650               150         150           450         450
  Taxes and licenses                132                 -           -             -           -
  Transfer agent                  9,715                 -           -           167        (378)
  Valuation allowance         2,000,000                 -           -             -           -
                       ----------------       -----------   ---------    ---------- -----------

      Total expense           2,097,610               296       6,173         4,001       6,110
                       -----------------      -----------   ---------    ---------- -----------

NET LOSS                     (2,096,543)             (296)     (6,173)       (4,001)     (6,110)

Accumulated deficit
  Balance, Beginning
  of period                           -        (2,096,247) (2,070,131)   (2,092,542) (2,070,194)
                       ----------------       -----------  ----------    ---------- -----------

  Balance,
  end of period        $     (2,096,543)      $(2,096,543)$(2,076,304)  $(2,096,543)$(2,076,304)
                       ================       =========== ===========   =========== ===========
NET INCOME(LOSS)
PER SHARE              $          (0.06)      $     (0.00)$     (0.00)  $     (0.00)$     (0.00)
                       ================       =========== ===========   =========== ===========

WEIGHTED AVERAGE NUMBER
  OF SHARES OF COMMON
  STOCK AND COMMON STOCK
  EQUIVALENTS
  OUTSTANDING                 34,047,471       33,303,840  33,303,840    33,303,840  33,303,840
                       =================      =========== ===========   =========== ===========

                 The accompanying notes are an integral part of the financial statements.

     F-2


                                     Sunburst Acquisitions III, Inc.
                                      (A Development Stage Company)
                                        STATEMENTS OF CASH FLOWS
                                              (Unaudited)

                                        Period
                                   August 27, 1997           For the nine months
                                    (inception) to               ended May 31,
                                     May 31, 2005              2005        2004
                                  -----------------        -----------  -----------

CASH FLOWS FROM
    OPERATING ACTIVITIES:

  Net Loss                        $      (2,096,543)       $    (4,001) $   (6,110)
  Adjustments to reconcile
     net loss to net cash flows
     from operating activities:
    Amortization                                300                  -           -
    Rent expense                              3,000                  -           -
    Stock issued for
     consulting fees                          4,935                  -           -
    Increase(Decrease) in
     accounts payable                         2,503             (3,092)      1,274
    Increase(Decrease) in
     notes payable                           23,042              6,559           -
                                  -----------------        -----------  ----------
  Net cash flows from
   operating activities                  (2,062,763)              (534)     (4,836)

CASH FLOWS FROM
    INVESTING ACTIVITIES

  Increase in organization costs               (300)                 -           -
                                  -----------------        -----------  ----------

  Net cash flows from
   investing activities                        (300)                 -           -

CASH FLOWS FROM
    FINANCING ACTIVITIES

  Issuance of common stock                2,007,500                  -           -
  Issuance of preferred stock                 8,000                  -           -
  Additional paid-in capital                 47,579                550       4,834
                                  -----------------        -----------  ----------

  Net cash flows from
   financing activities                   2,063,979                550       4,834
                                  -----------------        -----------  ----------

  Net increase in cash and
    cash equivalents                             16                 16          (2)

CASH AND CASH EQUIVALENTS,
  Beginning of Period                             -                  -           8
                                  -----------------        -----------  ----------

CASH AND CASH EQUIVALENTS,
 End of Period                    $              16        $        16  $        6
                                  =================        ===========  ==========

                The accompanying notes are an integral part of the financial statements.

     F-3


                          Sunburst Acquisitions III, Inc.

                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   May 31, 2005
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

Liquidity and Capital Resources

As of May 31, 2005, the Company remains in the development stage. For the period ended May 31, 2005, the Company's balance sheet reflects current and total assets of $ 16, and current liabilities of $25,544.

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

During the period from inception to May 31, 2005, the Company has engaged in no significant operations other than organizational activities, acquisition of capital, preparation and filing of the registration of its securities under the
Securities Exchange Act of 1934, as amended, compliance with its periodical reporting requirements, and efforts to locate a suitable merger or acquisition candidate. No revenues were received by the Company during this period.

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


Plan of Operations and Need for Additional Financing

The Company's plan of operations since August 31, 2001 was to remain dormant in order to avoid incurring legal and accounting fees related to compliance with its reporting obligations. However, in February 2004 there was a change of control, and the Company elected to begin taking the steps necessary to file all delinquent reports and to once again become current in compliance with its reporting obligations under the Securities Exchange Act of 1934. As of the date of filing of this report on Form 10QSB for the period ended May 31, 2005, the Company has completed the filing of all delinquent periodic reports and is current with its periodic reporting obligations under the Securities Exchange Act of 1934.

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