Form 10QSB
period 2005-11-30
SUNBURST ACQUISITIONS III INC
filed 2006-01-17
CIK 1046120

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549


                          Form 10-QSB



(Mark One)
X...Quarterly report under section 13 or 15(d) of the Securities
Exchange Act of 1934 for the quarterly period ended November 30, 2005.

.....Transition report under section 13 or 15(d) of the Securities
Exchange Act of 1934 [No Fee Required] for the transition period from _________ to _________.


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

 Yes __X__ No _ _ __

Indicate by check mark whether the registrant is a shell company
(as defined in Rule 12b-2 of the Exchange Act).

 Yes __X___ No ____  _

Applicable only to issuers involved in bankruptcy proceedings during the past five years

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

 Yes __ X _ No __ _ __

Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. At November 30, 2005, 33,303,840 shares were outstanding.

Transitional Small Business Disclosure
Format (Check one): Yes ____ _ No __ X_ _

PART 1 - FINANCIAL INFORMATION



ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

       (a) The financial statements of registrant for the three months ended November 30, 2005, follow. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.



                         SUNBURST ACQUISITIONS III, INC.

                            FINANCIAL STATEMENTS

                               November 30, 2005

                         SUNBURST ACQUISITIONS III, INC.

                         (A Development Stage Company)

                     SUNBURST ACQUISITIONS III, INC.

                                BALANCE SHEET
                                November 30, 2005
                                (Unaudited)



   ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                         $  13,275
                                                     ---------

     Total current assets                               13,275
                                                     ---------


     TOTAL ASSETS                                    $  13,275
                                                     =========

  LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                                  $   5,174
   Notes payable - related party                        43,042
                                                     ---------

     Total current liabilities                          48,216

STOCKHOLDERS' EQUITY (DEFICIT)
   Preferred stock, no par value
     20,000,000 shares authorized;
     no shares issued and outstanding                        -
   Common stock, no par value;
     100,000,000 shares authorized;
     33,303,840 shares issued and
     outstanding                                     2,020,435
   Additional paid-in capital                           50,880
   Deficit accumulated
     during the development stage                   (2,106,256)
                                                     ---------
     Total stockholders' deficit                       (34,941)
                                                     ---------
     TOTAL LIABILITIES AND STOCKHOLDERS'
       DEFICIT                                       $  13,275
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

                                F-1

                   SUNBURST ACQUISITIONS III, INC.

                           (A Development Stage Company)
                             STATEMENTS OF OPERATIONS
                                    (Unaudited)


                             Period
                           August 27,
                              1997
                          (inception)
                               to         For the three months
                            November       ended November 30,
                            30, 2005        2005         2004
                         -----------   ---------    ---------

REVENUES                 $     1,067   $       -    $       -
                         -----------   ---------    ---------

EXPENSES
  Amortization                   300           -            -
  Consulting fees             12,728       5,175        1,125
  General office               2,474          95           74
  Legal fees                  47,582           -          430
  Professional fees           28,030           -            -
  Rent                         4,950         150          150
  Taxes and licenses             132           -            -
  Transfer agent              11,127         200          167
  Valuation allowance      2,000,000           -            -
                         -----------   ---------    ---------

      Total expense        2,107,323       5,620        1,946
                         -----------   ---------    ---------

NET LOSS                  (2,106,256)     (5,620)      (1,946)

Accumulated deficit
  Balance, beginning
  of period                        -  (2,100,636)  (2,092,542)
                         -----------   ---------    ---------

  Balance,
  end of period         $(2,106,256) $(2,106,256) $(2,094,488)
                         ===========  ===========  ===========
NET LOSS PER SHARE      $     (0.06) $     (0.00) $     (0.00)
                         ===========  ===========  ===========

WEIGHTED AVERAGE NUMBER
  OF SHARES OF COMMON
  STOCK AND COMMON STOCK
  EQUIVALENTS
  OUTSTANDING             34,002,365  33,303,840   33,303,840
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

                                      F-2

                          Sunburst Acquisitions III, Inc.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                    (Unaudited)

                                        Period
                                    August 27, 1997
                                     (inception)         For the three months
                                    to November 30,        ended November 30,
                                        2005             2005        2004
                                  ---------------    ------------  ---------


CASH FLOWS FROM
    OPERATING ACTIVITIES:

  Net Loss                        $    (2,106,256)      $  (5,620)  $  (1,946)
  Adjustments to reconcile
     net loss to net cash flows
     from operating activities:
    Amortization                              300               -           -
    Rent expense                            3,750             150           -
    Stock issued for
     consulting fees                        4,935               -           -
    Increase(Decrease) in
     accounts payable                       5,174           2,556      (4,470)
    Increase in notes
     payable to related party              43,042          16,193       6,240
                                     ------------     -----------  ----------
  Net cash flows from
   operating activities                (2,049,055)         13,279        (176)

CASH FLOWS FROM
    INVESTING ACTIVITIES

  Increase in organization costs             (300)             -            -
                                    -------------   ------------   ----------

  Net cash flows from
   investing activities                      (300)             -            -

CASH FLOWS FROM
    FINANCING ACTIVITIES

  Issuance of common stock              2,007,500              -            -
  Issuance of preferred
   Stock                                    8,000              -            -
  Aditional paid-in capital                47,130              -          250
                                   --------------  -------------  -----------

  Net cash flows from
   financing activities                 2,062,630              -          250
                                   --------------  -------------  -----------

  Net increase in cash and
   cash equivalents                        13,275         13,279            74

CASH AND CASH EQUIVALENTS,
  Beginning of Period                           -             (4)            -
                                   --------------  -------------  ------------

CASH AND CASH EQUIVALENTS,
 End of Period                     $       13,275  $      13,275  $         74
                                   ==============  =============  ============





    The accompanying notes are an integral part of the financial statements.

                                      F-3

                          Sunburst Acquisitions III, Inc.

                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                November 30, 2005
                                    (Unaudited)


1.  Management's Representation of Interim Financial Information
    ------------------------------------------------------------

The accompanying financial statements have been prepared by Sunburst Acquisitions III, Inc. without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These financial statements include all of the adjustments which, in the opinion of management, are necessary to a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature. These financial statements should be read in conjunction with the audited financial statements at August 31, 2005.





















                                     F-4

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

Liquidity and Capital Resources

As of November 30, 2005, the Company remains in the development stage. For the period ended November 30, 2005, the Company's balance sheet reflects current and total assets of $ 13,275, and current liabilities of $48,216.

Results of Operations

During the period from August 27, 1997 (inception) through November 30, 2005, the Company has accumulated a deficit of $2,106,256. This deficit is primarily the result of a $2,000,000 valuation allowance taken against a promissory note from American Recruitment Conferences, Inc., a California corporation ("ARC") and Workseek.com, Inc., a California corporation ("Workseek"). The promissory note was issued to the Company to evidence a loan made in conjunction with execution of an Agreement and Plan of Reorganizaton with ARC and Workseek, dated August 30, 1999. The proposed transaction was not consummated and recovery of the amount due under the promissory note was doubtful. As a result, as of August 31, 2000, the promissory note receivable was offset by a full allowance for realization.

During the period from inception to November 30, 2005, the Company has engaged in no significant operations other than organizational activities, acquisition of capital, preparation and filing of the registration of its securities under the Securities Exchange Act of 1934, as amended, compliance with its periodical reporting requirements, and efforts to locate a suitable merger or acquisition candidate. No revenues were received by the Company during this period.

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

Plan of Operations and Need for Additional Financing

The Company's plan of operations since August 31, 2001 was to remain dormant in order to avoid incurring legal and accounting fees related to compliance with its reporting obligations. However, in February 2004 there was a change of control,and the Company elected to begin taking the steps necessary to file all delinquent reports and to once again become current in compliance with its reporting obligations under the Securities Exchange Act of 1934. As of the date of filing of this report on Form 10QSB for the period ended November 30, 2005, the Company has completed the filing of all delinquent periodic reports and is current with its periodic reporting obligations under the Securities Exchange Act of 1934.

For the fiscal year ending August 31, 2006, the Company's plan of operations is to remain current in compliance with its reporting obligations under the Securities Exchange Act of 1934 and to engage in efforts to locate a suitable merger oracquisition candidate. The Company will require additional capital in order to pay the costs associated with making required filings and seeking out suitable merger or acquisition candidates.

No specific commitments to provide additional funds have been made by management or other stockholders, and the Company has no current plans, proposals, arrangements or understandings with respect to the sale or issuance of additional securities prior to the location of a merger or acquisition candidate. Accordingly, there can be no assurance that any additional funds will be available to the Company to allow it to cover its expenses. Notwithstanding the foregoing,to the extent that additional funds are required, the Company anticipates receiving such funds in the form of advancements from current shareholders without issuance of additional shares or other securities, or through the private placement of restricted securities rather than through a public offering.

The Company may also seek to compensate providers of services by issuances of stockin lieu of cash.For information as to the Company's policy in regard to payment for consulting services, see "Certain Relationships and Transactions."



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

PART II - OTHER INFORMATION

ITEM 1.        LEGAL PROCEEDINGS

    None.

ITEM 2.        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

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



SUNBURST ACQUISITIONS III, INC.

By: /S/ Scott MacCaughern
      Principal Executive Officer and Director


Date: January 17, 2006