Form 10QSB
period 2006-02-28
SUNBURST ACQUISITIONS III INC
filed 2006-04-14
CIK 1046120

         U.S. SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                               Form 10-QSB

(Mark One)
X...Quarterly report under section 13 or 15(d) of the Securities
Exchange Act of 1934 for the quarterly period ended February 28, 2006.

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

  Yes __ X _ No __ _ __

Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.  At February 28,
2006, 33,303,840 shares were outstanding.

Transitional Small Business Disclosure
Format (Check one):
Yes ____ _ No __ X_ _


PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

       (a)  The financial statements of registrant for the
three months ended February 28, 2006, follow.  The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.

                         SUNBURST ACQUISITIONS III, INC.

                            FINANCIAL STATEMENTS

                               February 28, 2006

                         SUNBURST ACQUISITIONS III, INC.

                         (A Development Stage Company)
                                BALANCE SHEET
                               February 28, 2006
                                  (Unaudited)

   ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                         $   4,555
                                                     ---------

     Total current assets                                4,555
                                                     ---------

     TOTAL ASSETS                                    $   4,555
                                                     =========

  LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
   Notes payable - related party                     $  43,042
   Accounts payable                                          -
                                                     ---------

     Total current liabilities                          43,042

STOCKHOLDERS' EQUITY (DEFICIT)
   Preferred stock, no par value
     20,000,000 shares authorized;
     no shares issued and outstanding                        -
   Common stock, no par value;
     100,000,000 shares authorized;
     33,303,840 shares issued and
     outstanding                                     2,020,435
   Additional paid-in capital                           51,030
   Deficit accumulated
     during the development stage                   (2,109,952)
                                                     ---------
     Total stockholders' deficit                       (38,487)
                                                     ---------
     TOTAL LIABILITIES AND STOCKHOLDERS'
       DEFICIT                                       $   4,555
                                                     =========

The accompanying notes are an integral part of the financial statements.

                                  F-1


         SUNBURST ACQUISITIONS III, INC.

                                            (A Development Stage Company)
                                               STATEMENTS OF OPERATIONS
                                                    (Unaudited)

                            Period
                        August 27, 1997          For the three months           For the six months
                        (inception) to            ended February 28,            ended February 28,
                       February 28, 2006           2006         2005             2006         2005
                       -----------------       -----------  -----------      -----------  -----------

REVENUES                $          1,067       $         -  $         -      $         -  $         -
                       -----------------       -----------  -----------      -----------  -----------

EXPENSES
  Amortization                       300                 -            -                -            -
  Consulting fees                 14,849             2,121        1,269            7,296        2,394
  General office                   2,474                 -           21               95           95
  Legal fees                      48,432               850          319              850          749
  Professional fees               28,030                 -            -                -            -
  Rent                             5,100               150          150              300          300
  Taxes and licenses                 132                 -            -                -            -
  Transfer agent                  11,702               575            -              775          167
  Valuation allowance          2,000,000                 -            -                -            -
                       -----------------       -----------  -----------      -----------  -----------

      Total expense            2,111,019             3,696        1,759            9,316        3,705
                       -----------------       -----------  -----------      -----------  -----------

NET INCOME(LOSS)              (2,109,952)           (3,696)      (1,759)          (9,316)      (3,705)

Accumulated deficit
  Balance, Beginning
  of period                            -        (2,106,256)  (2,094,488)      (2,100,636)   (2,092,542)
                       -----------------       -----------  -----------      -----------   -----------

  Balance,
  end of period        $      (2,109,952)      $(2,109,952) $(2,096,247)     $(2,109,952)  $(2,096,247)
                       =================       ===========  ===========      ===========   ===========
NET INCOME(LOSS)
PER SHARE              $           (0.06)      $     (0.00) $     (0.00)     $     (0.00)  $     (0.00)
                       =================       ===========  ===========      ===========   ===========

WEIGHTED AVERAGE NUMBER
 OF SHARES OF COMMON
 STOCK AND COMMON STOCK
 EQUIVALENTS
 OUTSTANDING                  33,982,131        33,303,840   33,303,840       33,303,840    33,303,840
                       =================       ===========  ===========      ===========   ===========

The accompanying notes are an integral part of the financial statements.

                                 F-2


                         Sunburst Acquisitions III, Inc.

                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                    (Unaudited)

                                        Period
                                    August 27, 1997
                                     (inception)          For the six months
                                    to February 28,        ended February 28,
                                         2006             2006           2005
                                   ---------------    ------------  -------------

CASH FLOWS FROM
    OPERATING ACTIVITIES:

  Net Loss                        $    (2,109,952)      $  (9,316)  $   (3,705)
  Adjustments to reconcile
     net loss to net cash flows
     from operating activities:
    Amortization                              300               -            -
    Rent expense                            3,900             300            -
    Stock issued for
     consulting fees                        4,935               -            -
    Increase(Decrease) in
     accounts payable                           -          (2,618)      (3,201)
    Increase in notes
     payable to related party              43,042          16,193        6,559
                                   --------------     -----------  -----------
  Net cash flows from
   operating activities                (2,057,775)          4,559         (347)

CASH FLOWS FROM
    INVESTING ACTIVITIES

  Increase in organization costs             (300)             -             -
                                   --------------   ------------   -----------

  Net cash flows from
   investing activities                      (300)             -             -

CASH FLOWS FROM
    FINANCING ACTIVITIES

  Issuance of common stock              2,007,500              -             -
  Issuance of preferred
   Stock                                    8,000              -             -
  Aditional paid-in capital                47,130              -           400
                                   --------------  -------------  ------------

  Net cash flows from
   financing activities                 2,062,630              -           400
                                   --------------  -------------  ------------

  Net increase in cash and
   cash equivalents                         4,555          4,559            53

CASH AND CASH EQUIVALENTS,
  Beginning of Period                           -             (4)            -
                                   --------------  -------------  ------------

CASH AND CASH EQUIVALENTS,
 End of Period                     $        4,555  $       4,555  $         53
                                   ==============  =============  ============

The accompanying notes are an integral part of the financial statements.

                                F-3


   Sunburst Acquisitions III, Inc.

                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                February 28, 2006
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

Liquidity and Capital Resources

As of February 28, 2006, the Company remains in the development stage. For the period ended February 28, 2006, the Company's balance sheet reflects current and total assets of $ 4,555, and current liabilities of $43,042.

Results of Operations

During the period from August 27, 1997 (inception) through February 28, 2006, the
Company has accumulated a deficit of $2,109,952. This deficit is primarily the result of a $2,000,000 valuation allowance taken against a promissory note from
American Recruitment Conferences, Inc., a California corporation ("ARC") and
Workseek.com, Inc., a California corporation ("Workseek"). The promissory note was issued to the Company to evidence a loan made in conjunction with execution of an Agreement and Plan of Reorganizaton with ARC and Workseek, dated August 30,
1999. The proposed transaction was not consummated and recovery of the amount due under the promissory note was doubtful. As a result, as of August 31, 2000, the promissory note receivable was offset by a full allowance for realization.

During the period from inception to February 28, 2006, the Company has engaged in no significant operations other than organizational activities, acquisition of capital, preparation and filing of the registration of its securities under the
Securities Exchange Act of 1934, as amended, compliance with its periodical reporting requirements, and efforts to locate a suitable merger or acquisition candidate. No revenues were received by the Company during this period.

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

Plan of Operations and Need for Additional Financing

The Company's plan of operations since August 31, 2001 was to remain dormant in order to avoid incurring legal and accounting fees related to compliance with its reporting obligations. However, in February 2004 there was a change of control, and the Company elected to begin taking the steps necessary to file all delinquent reports and to once again become current in compliance with its reporting obligations under the Securities Exchange Act of 1934. As of the date of filing of this report on Form 10QSB for the period ended February 28, 2006, the Company has completed the filing of all delinquent periodic reports and is current with its periodic reporting obligations under the Securities Exchange Act of 1934.

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

Date: April 14, 2006