Form 10QSB
period 2006-05-31
SUNBURST ACQUISITIONS III INC
filed 2006-07-14
CIK 1046120

     UNITED STATES
    SECURITIES AND EXCHANGE COMMISSION
     Washington, D.C. 20549

     Form 10-QSB

X...Quarterly report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended
May 31, 2006.

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

 Yes __X__ No _ _ _

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
At May 31, 2006,33,303,840 shares were outstanding.

Transitional Small Business Disclosure
Format (Check one): Yes ____ _ No __ X_ _

-------------------------------------------------------------------------------

PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

       (a) The financial statements of registrant for the three months ended May 31, 2006, follow.  The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.

SUNBURST ACQUISITIONS III, INC.

FINANCIAL STATEMENTS

May 31, 2006

-------------------------------------------------------------------------------

     SUNBURST ACQUISITIONS III, INC.

     (A Development Stage Company)
      BALANCE SHEET
      May 31, 2006
      (Unaudited)

   ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                         $   2,317
                                                     ---------

     Total current assets                                2,317
                                                     ---------

     TOTAL ASSETS                                    $   2,317
                                                     =========

  LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
   Notes payable - related party                     $  43,042
   Accounts payable                                          -
                                                     ---------

     Total current liabilities                          43,042

STOCKHOLDERS' EQUITY (DEFICIT)
   Preferred stock, no par value
     20,000,000 shares authorized;
     no shares issued and outstanding                        -
   Common stock, no par value;
     100,000,000 shares authorized;
     33,303,840 shares issued and
     outstanding                                     2,020,435
   Additional paid-in capital                           51,180
   Deficit accumulated
     during the development stage                   (2,112,340)
                                                     ---------
     Total stockholders' deficit                       (40,725)
                                                     ---------
     TOTAL LIABILITIES AND STOCKHOLDERS'
       DEFICIT                                       $   2,317
                                                     =========

The accompanying notes are an integral part of the financial statements.

-------------------------------------------------------------------------------

                                          SUNBURST ACQUISITIONS III, INC.

       (A Development Stage Company)
       STATEMENTS OF OPERATIONS
      (Unaudited)

                            Period
                        August 27, 1997          For the three months           For the nine months
                        (inception) to              ended May 31,                  ended May 31,
                          May 31, 2006           2006         2005             2006         2005
                       -----------------       -----------  -----------      -----------  -----------

REVENUES                $          1,067       $         -  $         -      $         -  $         -
                       -----------------       -----------  -----------      -----------  -----------

EXPENSES
  Amortization                       300                 -            -                -            -
  Consulting fees                 14,849                 -          109            7,296        2,503
  General office                   2,474                 -           37               95          132
  Legal fees                      48,625               193            -            1,043          749
  Professional fees               29,850             1,820            -            1,820            -
  Rent                             5,250               150          150              450          450
  Taxes and licenses                 132                 -            -                -            -
  Transfer agent                  11,927               225            -            1,000          167
  Valuation allowance          2,000,000                 -            -                -            -
                       -----------------       -----------  -----------      -----------  -----------

      Total expense            2,113,407             2,388          296           11,704        4,001
                       -----------------       -----------  -----------      -----------  -----------

NET INCOME(LOSS)              (2,112,340)           (2,388)        (296)         (11,704)      (4,001)

Accumulated deficit
  Balance, Beginning
  of period                            -        (2,109,952)  (2,096,247)      (2,100,636)   (2,092,542)
                       -----------------       -----------  -----------      -----------   -----------

  Balance,
  end of period        $      (2,112,340)      $(2,112,340) $(2,096,543)     $(2,112,340)  $(2,096,543)
                       =================       ===========  ===========      ===========   ===========
NET INCOME(LOSS)
PER SHARE              $           (0.06)      $     (0.00) $     (0.00)     $     (0.00)  $     (0.00)
                       =================       ===========  ===========      ===========   ===========

WEIGHTED AVERAGE NUMBER
 OF SHARES OF COMMON
 STOCK AND COMMON STOCK
 EQUIVALENTS
 OUTSTANDING                  33,962,624        33,303,840   33,303,840       33,303,840    33,303,840
                       =================       ===========  ===========      ===========   ===========

The accompanying notes are an integral part of the financial statements.

-------------------------------------------------------------------------------

     Sunburst Acquisitions III, Inc.

      (A Development Stage Company)
     STATEMENTS OF CASH FLOWS
      (Unaudited)

                                        Period
                                    August 27, 1997
                                     (inception)          For the nine months
                                       to May 31,            ended May 31,
                                         2006             2006           2005
                                   ---------------    ------------  -------------

CASH FLOWS FROM
    OPERATING ACTIVITIES:

  Net Loss                        $    (2,112,340)      $  (11,704)  $   (4,001)
  Adjustments to reconcile
     net loss to net cash flows
     from operating activities:
    Amortization                              300               -            -
    Rent expense                            4,050             450            -
    Stock issued for
     consulting fees                        4,935               -            -
    Increase(Decrease) in
     accounts payable                           -          (2,618)      (3,092)
    Increase in notes
     payable to related party              43,042          16,193        6,559
                                   --------------     -----------  -----------
  Net cash flows from
   operating activities                (2,060,013)          2,321         (534)

CASH FLOWS FROM
    INVESTING ACTIVITIES

  Increase in organization costs             (300)             -             -
                                   --------------   ------------   -----------

  Net cash flows from
   investing activities                      (300)             -             -

CASH FLOWS FROM
    FINANCING ACTIVITIES

  Issuance of common stock              2,007,500              -             -
  Issuance of preferred
   Stock                                    8,000              -             -
  Aditional paid-in capital                47,130              -           550
                                   --------------  -------------  ------------

  Net cash flows from
   financing activities                 2,062,630              -           550
                                   --------------  -------------  ------------

  Net increase in cash and
   cash equivalents                         2,317          2,321            16

CASH AND CASH EQUIVALENTS,
  Beginning of Period                           -             (4)            -
                                   --------------  -------------  ------------

CASH AND CASH EQUIVALENTS,
 End of Period                     $        2,317  $       2,317  $         16
                                   ==============  =============  ============

The accompanying notes are an integral part of the financial statements.

-------------------------------------------------------------------------------

     Sunburst Acquisitions III, Inc.

     (A Development Stage Company)
     NOTES TO FINANCIAL STATEMENTS
      May 31, 2006
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

-------------------------------------------------------------------------------

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

Liquidity and Capital Resources

As of May 31, 2006, the Company remains in the development stage. For the period ended May 31, 2006, the
Company's balance sheet reflects current and total assets of $ 2,317, and current liabilities of $43,042.

Results of Operations

During the period from August 27, 1997 (inception) through May 31, 2006, the Company has accumulated a deficit of $2,112,340. This deficit is primarily the result of a $2,000,000 valuation allowance taken against a promissory note from American Recruitment Conferences, Inc., a California corporation ("ARC") and
Workseek.com, Inc., a California corporation ("Workseek"). The promissory note was issued to the Company to evidence a loan made in conjunction with execution of an Agreement and Plan of Reorganizaton with ARC and
Workseek, dated August 30, 1999. The proposed transaction was not consummated and recovery of the amount dueunder the promissory note was doubtful. As a result, as of August 31, 2000, the promissory note receivable was offset by a full allowance for realization.

During the period from inception to May 31, 2006, the Company has engaged in no significant operations other than organizational activities, acquisition of capital, preparation and filing of the registration of its securities under the Securities Exchange Act of 1934, as amended, compliance with its periodical reporting requirements, and efforts to locate a suitable merger or acquisition candidate. No revenues were received by the Company during this period.

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

-------------------------------------------------------------------------------

Item 3.         CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures: Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive
Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon and as of the date of that evaluation, the Chief Executive Officer and Chief
Financial Officer concluded that our disclosure controls and procedures were designed and were effective in ensuring that information required to be disclosed in the reports submitted under the Exchange Act is recorded, processed, summarized and reported as and when required.

Changes in Internal Control over Financial Reporting: There were no changes in our internal controls or in other factors that could affect these controls subsequent to the date of their evaluation, including any deficiencies or material weaknesses of internal controls that would require corrective action.

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

-------------------------------------------------------------------------------

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUNBURST ACQUISITIONS III, INC.

By: /S/ Scott MacCaughern
Scott MacCaughern (Principal Executive Officer and Director)

Date: July 14, 2006