Form 10KSB
period 2006-08-31
SUNBURST ACQUISITIONS III INC
filed 2006-11-29
CIK 1046120

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

X ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2006.

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

Common Stock, no par value

(Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X ] Yes  [  ] No

Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year: $ 0.

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of August 31, 2006, the Company had 33,303,840 shares outstanding.

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

Transitional Small Business Disclosure Format (Check one): Yes ____; No _X__

ITEM 1.        DESCRIPTION OF BUSINESS.

General

The Company was incorporated under the laws of the State of Colorado on August 27, 1997, and is in the early developmental and promotional stages. To date the Company's only activities have consisted of the raising of capital and efforts to seek one or more properties or businesses for acquisition. The Company is not presently engaged in any commercial operations. The Company has no full-time employees and owns no real estate.

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

In contemplation of the ARC/Workseek acquisition, the contemplated forward split was completed and shares of the Company's Common Stock were sold in a private placement in August and September 1999, with the cash proceeds loaned to ARC. In the private placement, a total of 1,000,000 post-split shares were sold for $1,400,000 in cash and $600,000 in receivables assigned to the Company. Also, in contemplation of completion of the ARC/Workseek acquisition, a total of 8,015,360 common shares were voluntarily surrendered for cancellation by Company officers and other shareholders.

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

CURRENT BUSINESS ACQUISITION ACTIVITIES

As of the end of its fiscal year August 31, 2006, the Company had not identified a business opportunity that it planned to pursue, nor had the Company reached any agreement or definitive understanding with any person concerning an acquisition.

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

Other than this mailing address, the Company does not currently maintain any other office facilities, and does not anticipate the need for maintaining office facilities at any time in the foreseeable future. The Company pays no rent or other fees for the use of this mailing address, but for financial statement purposes, is recording $600 per year for the value of the office space.

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

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the security holders of the Company during the fourth quarter of the fiscal year, which ended August 31, 2006.

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

Liquidity and Capital Resources

As of August 31, 2006, the Company remains in the development stage. For the fiscal year ended August 31, 2006, the Company's balance sheet reflects current asset and total assets of $1,542, and total current liabilities of $48,499.

Results of Operations

During the period from August 27, 1997 (inception) through August 31, 2006, the Company has accumulated a deficit of $2,119,560. This deficit is primarily the result of a $2,000,000 valuation allowance taken against a promissory note from American Recruitment Conferences, Inc., a California corporation ("ARC") and Workseek.com, Inc., a California corporation ("Workseek"). The promissory note was issued to the Company to evidence a loan made in conjunction with execution of an Agreement and Plan of Reorganization with ARC and Workseek, dated August 30, 1999. The proposed transaction was not consummated and recovery of the amount due under the promissory note was doubtful. As a result, as of August 31, 2000, the promissory note receivable was offset by a full allowance for realization.

During the period from inception to August 31, 2006, the Company has engaged in no significant operations other than organizational activities, acquisition of capital, preparation and filing of the registration of its securities under the Securities Exchange Act of 1934, as amended, compliance with its periodical reporting requirements, and efforts to locate a suitable merger or acquisition candidate including the Workseek transaction disclosed above. No revenues were received by the Company during this period.

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

After the 2001 fiscal year, the Company remained dormant throughout the fiscal years ending August 31, 2002 and August 31, 2003. The Company incurred total of $3,344 and $3,413 in legal and professional fees in 2005 and 2006, related primarily to catch-up filings with the Securities and Exchange Commission.

The Company's plan of operations since August 31, 2001 was to remain dormant in order to avoid incurring legal and accounting fees related to compliance with its reporting obligations. However, in February 2004 there was a change of control, and the Company elected to begin taking the steps necessary to file all delinquent reports and to once again become current in compliance with its reporting obligations under the Securities Exchange Act of 1934. As of the date of filing of this report on Form 10KSB for the fiscal year ended August 31, 2006, the Company is continuing with its efforts at compliance with its reporting obligations under the Securities Exchange Act of 1934.

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

Current management and certain principal shareholders have made a commitment to provide funding for the administration of the Company, including the location of a merger or acquisition candidate.  The funding was provided in the form of secured promissory notes convertible to the Company’s common stock.  The notes can be converted in whole or in part at the option of the holder into common stock of the Company at a conversion price of $0.0015 per share.  The holders of the notes have the right to require the Company to register the conversion shares on future registration statements filed by the Company.  Approximately $48,500 including $6,295 of accrued interest was advanced to the Company through August 31, 2006.  Management has made no firm formal commitment to advance funds to the Company.  Accordingly, there can be no assurance that any additional funds will be available to the Company to allow it to cover its expenses. Notwithstanding the foregoing, to the extent that additional funds are required, the Company anticipates receiving such funds in the form of loans or advancements from current shareholders, or through the private placement of restricted securities rather than through a public offering.

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

Telephone (303) 745-4545                                                                          2228 South Fraser Street

                                                                                                                                                  Unit 1

                                                                                                                    Aurora, Colorado 80014

Report of Independent Registered Public Accounting Firm

Board of Directors

Sunburst Acquisition III, Inc.

I have audited the accompanying balance sheet of Sunburst Acquisition III, Inc. as of August 31, 2006, and the related statements of operations, changes in stockholders’ equity and cash flows for each of the two fiscal years then ended and for the period from inception August 27, 1997 to August 31, 2006.  These financial statements are the responsibility of the Company’s management.  My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sunburst Acquisition III, Inc. as of August 31, 2006, and the results of its operations and their cash flows for each of the two fiscal years then ended and for the period from inception August 27, 1997 to August 31, 2006, in conformity with generally accepted accounting principles in the United States of America.

Larry O'Donnell, CPA, P.C.

November 17, 2005

Sunburst Acquisitions III, Inc.

(A Development Stage Company)

BALANCE SHEET

August 31, 2006

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$ 1,542
Total current assets	1,542

TOTAL ASSETS	$ 1,542
LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Notes payable – related party	$ 48,499
Total current liabilities	48,499
STOCKHOLDERS' DEFICIT
Preferred stock, no par value; 20,000,000 shares
authorized; No shares issued and outstanding	-
Common stock, no par value; 100,000,000
shares authorized; 33,303,840 shares issued and
outstanding	2,020,435
Additional paid-in capital	52,168
Deficit accumulated during the development stage	(2,119,560)
Total stockholders' deficit	(46,957)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 1,542

The accompanying notes are an integral part of the financial statements.

Sunburst Acquisitions III, Inc.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

	For the period
	from inception	For the year	For the year
	(August 27, 1997)	ended	ended
	To August 31	August 31,	August 31,
	2006	2006	2005
REVENUES	$ 1,067	$ -	$ -
EXPENSES
Amortization	300	-	-
Consulting fees	14,849	7,296	2,618
General office Interest	2,474 6,295	95 6,295	153 -
Legal fees	49,015	1,433	1,694
Professional fees	30,010	1,980	1,650
Rent	5,400	600	600
Taxes and licenses	132	-	-
Transfer agent	12,152	1,225	1,379
Valuation allowance	2,000,000	-	-
Total expenses	2,120,627	18,924	8,094
NET LOSS	(2,119,560)	(18,924)	(8,094)
Accumulated deficit
Balance, beginning of period	-	(2,100,636)	(2,092,542)
Balance, end of period	$ (2,119,560)	$ (2,119,560)	$ (2,100,636)
NET LOSS PER SHARE	$ (0.06)	$ (0.00)	$ (0.00)
WEIGHTED AVERAGE NUMBER OF
SHARES OF COMMON STOCK
AND COMMON STOCK
EQUIVALENTS OUTSTANDING	33,944,208	33,303,840	33,303,840

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
Common stock

subscribed,
year ended August 31, 1999	-	-	-	-	2,000,000	-	-	2,000,000
Net loss for the year ended August 31, 1999	-	-	-	-	-	-	(9,031)	(9,031)
Balance, August 31, 1999	-	-	40,319,200	20,435	2,000,000	1,200	(21,271)	2,000,364
Issuance of common stock subscribed,
September 1999 at $2.00 per share	-	$ -	1,000,000	$2,000,000	(2,000,000)	$ -	$ -	$ -
Voluntary cancellation of outstanding shares,
September 1999	-	-	(8,015,360)	-	-	-	-	-
Rent at no charge	-	-	-	-	-	600	-	600
Expenses paid by shareholder	-	-	-	-	-	1,444	-	1,444
Net loss for the year ended August 31, 2000	-	-	-	-	-	-	(2,022,917)	(2,022,917)
Balance, August 31, 2000	-	-	33,303,840	2,020,435	-	3,244	(2,044,188)	(20,509)
Rent at no charge	-	-	-	-	-	600	-	600
Expenses paid by shareholder	-	-	-	-	-	30,962	-	30,962

Net loss for the year ended August 31, 2001	-	-	-	-	-	-	(14,361)	(14,361)
Balance, August 31, 2001	-	-	33,303,840	2,020,435	-	34,806	(2,058,549)	(3,308)
Rent at no charge	-	-	-	-	-	600	-	600
Expenses paid by shareholder	-	-	-	-	-	11,884	-	11,884
Net loss for the year ended August 31, 2002	-	-	-	-	-	-	(9,168)	(9,168)
Balance, August 31, 2002	-	-	33,303,840	2,020,435	-	47,290	(2,067,717)	8
Rent at no charge	-	-	-	-	-	600	-	600

Net loss for the year ended August 31, 2003	-	-	-	-	-	-	(2,478)	(2,478)
Balance, August 31, 2003	-	-	33,303,840	2,020,435	-	47,890	(2,070,195)	(1,870)
Rent at no charge	-	-	-	-	-	600	-	600
Expenses paid by shareholder	-	-	-	-	-	1,540		1,540
Net loss for the year ended August 31, 2004	-	-	-	-	-	-	(22,348)	(22,348)
Balance, August 31, 2004	-	-	33,303,840	2,020,435	-	50,030	(2,092,542)	(22,078)
Rent at no charge	-	-	-	-	-	600	-	600
Expenses paid by shareholder	-	-	-	-	-	100		100
Net loss for the year ended August 31, 2005	-	-	-	-	-	-	(8,094)	(8,094)
Balance, August 31, 2005	-	-	33,303,840	2,020,435	-	50,730	(2,100,636)	(29,472)
Rent at no charge	-	-	-	-	-	600	-	600
Expenses paid by shareholder	-	-	-	-	-	838		838
Net loss for the year ended August 31, 2006	-	-	-	-	-	-	(18,924)	(18,924)
Balance, August 31, 2006	-	-	33,303,840	$2,020,435	-	$ 52,168	$(2,119,560)	$ (46,957)

The accompanying notes are an integral part of the financial statements.

Sunburst Acquisitions III, Inc.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

	For the period
	from inception	For the year	For the year
	(August 27, 1997)	ended	ended
	To August 31,	August 31,	August 31,
	2006	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (2,119,560)	$ (18,924)	$ (8,094)
Adjustments to reconcile
net loss to net cash flows
from operating activities:
Amortization	300	-	-
Rent expense	4,200	600	600
Stock issued for consulting fees	4,935	-	-
Increase (decrease) in accounts payable	-	(2,618)	(2,977)
Increase (decrease) in notes payable	48,500	21,650	10,367

Net cash flows from operating activities	(2,061,625)	708	(104)

CASH FLOWS FROM INVESTING ACTIVITIES
Increase in organization costs	(300)	-	-

Net cash flows from investing activities	(300)	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock	2,007,500	-	-
Issuance of preferred stock	8,000	-	-

Additional paid-in capital	47,967	838	100

Net cash flows from financing activities	2,063,467	838	100

NET INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS	1,542	1,546	(4)

CASH AND CASH EQUIVALENTS,
BEGINNING OF PERIOD	-	(4)	-

CASH AND CASH EQUIVALENTS,
END OF PERIOD	$ 1,542	$ 1,542	$ (4)

The accompanying notes are an integral part of the financial statements.

Sunburst Acquisitions III, Inc.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

August 31, 2006

1.        Summary of Significant Accounting Policies
Development Stage Company

Sunburst Acquisitions III, Inc. (a development stage company) (the "Company") was incorporated under the laws of the State of Colorado on August 27, 1997. The initial principal office of the corporation is 2082 Cherry Street, Denver, Colorado 80207.

The Company is a new enterprise in the development stage as defined by Statement No. 7 of the Financial Accounting Standards Board. It has no full-time employees and owns no real property. The Company intends to operate as a capital market access corporation by registering with the U.S. Securities and Exchange Commission under the Securities Exchange Act of 1934. After this, the Company intends to seek to acquire one or more existing businesses, which have existing management, through merger or acquisition. Management of the Company will have virtually unlimited discretion in determining the business activities in which the Company might engage. In 1999, the Company invested $2,000,000 in an acquisition candidate as more fully described in footnote 6. There has been no further activity in the Company since this investment.

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

2.        Recently Issued Accounting Pronouncements

In May 2005, the FASB issued SFAS No. 154,  "Accounting Changes and Error - an amendment of APB Opinion No. 29." This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the usual instance that the pronouncement does not include specific transition provisions.  When a pronouncement includes specific transition provisions, those provisions should be followed.  Opinion 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle.  This Statement requires retrospective application to prior periods financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects of the cumulative effect of the change. This Statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not expect application of SFAS No. 154 to have a material affect on its financial statements.

In February 2006, the FASB issued SFAS No. 155.  This Statement amends FASB Statements No. 133, Accounting for Derivative Instruments and Hedging Activities, and No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This Statement resolves issues addressed in Statement 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.”  The

Company does not expect application of SFAS No. 155 to have a material affect on its financial statements.

In March 2006, the FASB issued SFAS No. 156.  This Statement amends FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities. This Statement is effective as of the beginning of its first fiscal year that begins after September 15, 2006.   An entity should apply the requirements for recognition and initial measurement of servicing assets and servicing liabilities prospectively to all transactions after the effective date of this Statement.  The Company does not expect application of SFAS No. 156 to have a material affect on its financial statements.

3.        Stockholders' Equity

A total of 33,303,840 common shares were outstanding at August 31, 2006.

As of August 31, 2006, all shares of the Company's no par value Series A preferred stock have been converted to common stock.

4.        Related Party Transactions

On September 6, 2004, two promissory notes were issued to shareholders of the Company in the amount of $22,203.86 for the conversion of related party accounts payable.  On September 22, 2005, a promissory note was issued to Financial Media Relations, LLC, in the amount of $20,000.00 for the conversion of related party accounts payable.  The note payable to related party balance of $48,499 includes accrued interests of $6,295 at August 31, 2006.

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

5.        Income Taxes

The Company has Federal net operating loss carryforwards of approximately $2,116,500 expiring during the years 2018 and 2026. The tax benefit of these net operating losses is approximately $401,000 and has been offset by a full allowance for realization. This carryforward may be limited upon the consummation of a business combination under IRC Section 381.  For the years ended August 31, 2006 and 2005, the valuation allowance increased by approximately $3,600 and $1,500, respectively.

ITEM 8.         CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 8A.         CONTROLS AND PROCEDURES.

The Securities and Exchange Commission defines the term disclosure controls and procedures to mean a company's controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commissions rules and forms. The Company maintains such a system of controls and procedures in an effort to ensure that all information, which it is required to disclose in the reports it files under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified under the SEC's rules and forms.

Based on an evaluation performed, the Company's certifying officers have concluded that the disclosure controls and procedures were effective as of August 31, 2006, to provide reasonable assurance of the achievement of these objectives.

There was no change in the Company's internal control over financial reporting during the fiscal year ended August 31, 2006, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART III

ITEM 9.         DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The director(s) and executive officer(s) currently serving the Company are as follows:

Name Age	Positions Held and Tenure

Scott Mac Caughern 50	Principal Executive Officer, Chief Financial Officer, and Director since February 8, 2005

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

Audit Committee.

As of the date of this Annual Report, we have not appointed members to an audit committee and, therefore, the respective role of an audit committee has been conducted by our Board of Directors. When established, the audit committee's primary function will be to provide advice with respect to our financial matters and to assist the Board of Directors in fulfilling oversight responsibilities regarding finance, accounting, tax and legal compliance. The audit committee's primary duties and responsibilities will be to: (i) serve as an independent and objective party to monitor our financial reporting process and internal control system; (ii) review and appraise the audit efforts of our independent accountants; (iii) evaluate our quarterly financial performance as well as compliance with laws and regulations; (iv) oversee management's establishment and enforcement of financial policies and business practices; and (v) provide and open avenue of communication among the independent accountants, management and the board of directors.

Our Board of Directors has considered whether the regulatory provision of non-audit service is compatible with maintaining the principal independent accountant's independence.

Code of Ethics

The Company has not yet adopted a code of ethics, which applies to the chief executive officer, or principal financial and accounting officer or controller, or persons performing similar functions. The Company is a "blind pool" or "blank check" company whose shares are not yet trading.

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

ITEM 11.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth, as of the end of the Company’s fiscal year ended August 31, 2006, the stock ownership of each executive officer and director of the Company, of all executive officers and directors as a group, and of each person known by the Company to be a beneficial owner of 5% or more of its Common Stock.  Unless otherwise noted, each person listed below is the sole beneficial owner of the shares and has sole investment and voting power with respect to such shares, to the best of the Company’s knowledge.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class

Common	Paul Kessler The Bristol Group of Companies 10990 Wilshire Blvd., Suite 1410 Los Angeles, CA 90024	25,282,240 (1)	75.91%

Common	Dianna Derycz Kessler The Bristol Group of Companies 10990 Wilshire Blvd., Suite 1410 Los Angeles, CA 90024	25,282,240 (2)	75.91%

Common	Scott MacCaughern Financial Media Relations, LLC 1912 Sidewinder Drive, Suite 200-A Park City, UT 84060 (3)	0	0%
Common	All Officers and Directors (1 in number)	0	0%

(1)

This figure includes 12,641,120 shares owned directly by Dianna Derycz Kessler, Paul Kessler’s wife, of which Mr. Kessler may be deemed to be the beneficial owner.

(2)

This figure includes 12,641,120 shares owned directly by Paul Kessler, Dianna Derycz Kessler’s Husband, of which Mrs. Kessler may be deemed to be the beneficial owner.

(3)

The named individual is an officer or director of the Company.

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

31.1         Certification pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1         Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees / Audit Related-Fees

The aggregate audit and audit related fees billed by Larry O'Donnell, CPA, P.C. for audit of the Company's annual financial statements and for review of the Company's quarterly financial statements filed on Form 10-QSB were $ 1,980.00 for the fiscal year ended August 31, 2006. For the fiscal year ended August 31, 2005, audit related fees were $1,650.

Tax Fees

The aggregate fees billed by Larry O'Donnell, CPA, P.C. for tax compliance, advice and planning were $ 0 for the fiscal year ended August 31, 2006, and $0 for the fiscal year ended August 31, 2005.

All Other Fees

Larry O'Donnell, CPA, P.C. did not bill the Company for any products and services other than the foregoing during the fiscal years ended August 31, 2006 and August 31, 2005.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUNBURST ACQUISITIONS III, INC.

By: /S/ Scott MacCaughern
Principal Executive Officer, Chief Financial Officer, and Director

Date: 11/29/2006

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SUNBURST ACQUISITIONS III, INC.

By: /S/ Scott MacCaughern
Principal Executive Officer, Chief Financial Officer, and Director

Date: 11/29/2006