Form 10QSB
period 2006-11-30
SUNBURST ACQUISITIONS III INC
filed 2007-01-16
CIK 1046120

       UNITED STATES

                   SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549

                            Form 10-QSB

X...Quarterly report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended November 30, 2006.

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

2006, 33,303,840 shares were outstanding.

Transitional Small Business Disclosure Format

(Check one):Yes ____ _ No __ X_ _

PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

       (a) The financial statements of registrant for the three months ended November 30, 2006, follow.  The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.

 SUNBURST ACQUISITIONS III, INC.

                            FINANCIAL STATEMENTS

                               November 30, 2006

                         SUNBURST ACQUISITIONS III, INC.

                         (A Development Stage Company)

                                                                               BALANCE SHEET

                               November 30, 2006

                                  (Unaudited)

   ASSETS

CURRENT ASSETS:

   Cash and cash equivalents                         $   1,085

                                                     ---------

     Total current assets                                1,085

                                                     ---------

     TOTAL ASSETS                                    $   1,085

                                                     =========

  LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:

     Notes payable - related party                   $  49,551

                                                     ---------

     Total current liabilities                          49,551

STOCKHOLDERS' DEFICIT

   Preferred stock, no par value

     20,000,000 shares authorized;

     no shares issued and outstanding                        -

   Common stock, no par value;

     100,000,000 shares authorized;

     33,303,840 shares issued and

     outstanding                                     2,020,435

   Additional paid-in capital                           52,318

   Deficit accumulated

     during the development stage                   (2,121,219)

                                                     ---------

     Total stockholders’ deficit                       (48,466)

                                                     ---------

     TOTAL LIABILITIES AND STOCKHOLDERS'

       DEFICIT                                       $   1,085

                                                     =========

The accompanying notes are an integral part of the financial statements.

    SUNBURST ACQUISITIONS III, INC.

                           (A Development Stage Company)

                             STATEMENTS OF OPERATIONS

                                    (Unaudited)

                             Period

                           August 27,

                              1997

                          (inception)

                               to         For the three months

                            November       ended November 30,

                            30, 2006        2006         2005

                         -----------   ---------    ---------

REVENUES                 $     1,067   $       -    $       -

                         -----------   ---------    ---------

EXPENSES

  Amortization                   300           -            -

  Bank charges                    18          18            -

  Consulting fees             14,849           -        5,175

  General office               2,595         121           95

  Interest                     7,347       1,052            -

  Legal fees                  49,173         158            -

  Professional fees           30,010           -            -

  Rent                         5,550         150          150

  Taxes and licenses             142          10            -

  Transfer agent              12,302         150          200

  Valuation allowance      2,000,000           -            -

                         -----------   ---------    ---------

      Total expense        2,122,286       1,659        5,620

                         -----------   ---------    ---------

NET LOSS                  (2,121,219)     (1,659)      (5,620)

Accumulated deficit

  Balance, beginning

  of period                        -  (2,119,560)  (2,092,542)

                         -----------   ---------    ---------

  Balance,

  end of period         $(2,121,219) $(2,121,219) $(2,106,256)

                         ===========  ===========  ===========

NET LOSS PER SHARE      $     (0.06) $     (0.00) $     (0.00)

                         ===========  ===========  ===========

WEIGHTED AVERAGE NUMBER

  OF SHARES OF COMMON

  STOCK AND COMMON STOCK

  EQUIVALENTS

  OUTSTANDING             33,926,976  33,303,840   33,303,840

                         ===========  ==========   ==========

The accompanying notes are an integral part of the financial statements.

Sunburst Acquisitions III, Inc.

                          (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS

                                    (Unaudited)

                                        Period

                                    August 27, 1997

                                     (inception)         For the three months

                                    to November 30,        ended November 30,

                                         2006             2006           2005

                                   ---------------    ------------  -------------

CASH FLOWS FROM

    OPERATING ACTIVITIES:

  Net Loss                        $    (2,121,219)      $  (1,659)  $   (5,620)

  Adjustments to reconcile

     net loss to net cash flows

     from operating activities:

    Amortization                              300               -            -

    Rent expense                            4,350             150          150

    Stock issued for

     consulting fees                        4,935               -            -

    Increase(Decrease) in

     accounts payable                           -               -        2,556

    Increase in notes

     payable to related party              49,552           1,052       16,193

                                   --------------     -----------  -----------

  Net cash flows from

   operating activities                (2,062,082)           (457)      13,279

CASH FLOWS FROM

    INVESTING ACTIVITIES

  Increase in organization costs             (300)             -             -

                                   --------------   ------------   -----------

  Net cash flows from

   investing activities                      (300)             -             -

CASH FLOWS FROM

    FINANCING ACTIVITIES

  Issuance of common stock              2,007,500              -             -

  Issuance of preferred

   Stock                                    8,000              -             -

  Additional paid-in capital               47,967              -             -

                                   --------------  -------------  ------------

  Net cash flows from

   financing activities                 2,063,467              -             -

                                   --------------  -------------  ------------

  Net increase in cash and

   cash equivalents                         1,085           (457)       13,279

CASH AND CASH EQUIVALENTS,

  Beginning of Period                           -          1,542            (4)

                                   --------------  -------------  ------------

CASH AND CASH EQUIVALENTS,

 End of Period                     $        1,085  $       1,085  $     13,275

                                   ==============  =============  ============

The accompanying notes are an integral part of the financial statements.

                     Sunburst Acquisitions III, Inc.

                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                November 30, 2006

                                    (Unaudited)

1.  Management's Representation of Interim Financial Information

    ------------------------------------------------------------

The accompanying financial statements have been prepared by Sunburst Acquisitions III, Inc. pursuant to generally accepted accounting principals.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by SEC rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These financial statements include all of the adjustments which, in the opinion of management, are necessary to a fair presentation of financial position and results of operations.  All such adjustments are of a normal and recurring nature.  These financial statements should be read in conjunction with the audited financial statements at August 31, 2006.

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

Liquidity and Capital Resources

As of November 30, 2006, the Company remains in the development stage. As of November 30, 2006, the Company's balance sheet reflects current and total assets of $1,085, and current liabilities of $49,551.

Results of Operations

During the period from August 27, 1997 (inception) through November 30, 2006, the Company has accumulated a deficit of $2,121,219. This deficit is primarily the result of a $2,000,000 valuation allowance taken against a promissory note from American Recruitment Conferences, Inc., a California corporation ("ARC") and Workseek.co, Inc., a California corporation ("Workseek"). The promissory note was issued to the Company to evidence a loan made in conjunction with execution of an Agreement and Plan of Reorganizaton with ARC and Workseek, dated August 30, 1999. The proposed transaction was not consummated and recovery of the amount due under the promissory note was doubtful. As a result, as of August 31, 2000, the promissory note receivable was offset by a full allowance for realization.

During the period from inception to November 30, 2006, the Company has engaged in no significant operations other than organizational activities, acquisition of capital, preparation and filing of the registration of its securities under the Securities Exchange Act of 1934, as amended, compliance with its periodical reporting requirements, and efforts to locate a suitable merger or acquisition candidate. No revenues were received by the Company during this period.

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

Plan of Operations and Need for Additional Financing

The Company's plan of operations since August 31, 2001 was to remain dormant in order to avoid incurring legal and accounting fees related to compliance with its reporting obligations. However, in February 2004 there was a change of control, and the Company elected to begin taking the steps necessary to file all delinquent reports and to once again become current in compliance with its reporting obligations under the Securities Exchange Act of 1934. As of the date of filing of this report on Form 10QSB for the period ended November 30, 2006, the Company has completed the filing of all delinquent periodic reports and is current with its periodic reporting obligations under the Securities Exchange Act of 1934.

For the fiscal year ending August 31, 2007, the Company's plan of operations is to remain current in compliance with its reporting obligations under the Securities Exchange Act of 1934 and to engage in efforts to locate a suitable merger or acquisition candidate. The Company will require additional capital in order to pay the costs associated with making required filings and seeking out suitable merger or acquisition candidates.

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

SUNBURST ACQUISITIONS III, INC.

By: /S/ Scott MacCaughern

Scott MacCaughern (Principal Executive Officer, Director, and Principal Accounting Officer)

Date: January 16, 2007