Form 10QSB
period 2007-02-28
SUNBURST ACQUISITIONS III INC
filed 2007-09-21
CIK 1046120

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

X...Quarterly report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended February 28, 2007.

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

(State or other                      (IRS Employer Id.  No.)

jurisdiction of Incorporation)

Bellemarc Building, 1912 Sidewinder Drive, Suite 200-A, Park City, UT 84060

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

Yes __ X _ No __ _ __

Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.  At February 28, 2007, 33,303,840 shares were outstanding.

Transitional Small Business Disclosure Format

(Check one):Yes ____ _ No __ X_ _

PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

       (a) The financial statements of registrant for the three months ended February 28, 2007, follow.  The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.

SUNBURST ACQUISITIONS III, INC.

FINANCIAL STATEMENTS

February 28, 2007

SUNBURST ACQUISITIONS III, INC.

(A Development Stage Company)

BALANCE SHEET

February 28, 2007

(Unaudited)

   ASSETS

CURRENT ASSETS:

   Cash and cash equivalents                         $     598

                                                     ---------

     Total current assets                                  598

                                                     ---------

     TOTAL ASSETS                                    $     598

                                                     =========

  LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:

   Notes payable - related party                     $  50,592

   Accounts payable                                     12,055

                                                     ---------

     Total current liabilities                          62,647

STOCKHOLDERS' EQUITY (DEFICIT)

   Preferred stock, no par value

     20,000,000 shares authorized;

     no shares issued and outstanding                        -

   Common stock, no par value;

     100,000,000 shares authorized;

     33,303,840 shares issued and

     outstanding                                     2,020,435

   Additional paid-in capital                           52,467

   Deficit accumulated

     during the development stage                   (2,134,951)

                                                     ---------

     Total stockholders’ deficit                       (62,049)

                                                     ---------

     TOTAL LIABILITIES AND STOCKHOLDERS'

       DEFICIT                                       $     598

                                                     =========

The accompanying notes are an integral part of the financial statements.

SUNBURST ACQUISITIONS III, INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

(Unaudited)

                            Period

                        August 27, 1997          For the three months           For the six months

                        (inception) to            ended February 28,            ended February 28,

                       February 28, 2007           2007         2006             2007         2006

                       -----------------       -----------  -----------      -----------  -----------

REVENUES                $          1,067       $         -  $         -      $         -  $         -

                       -----------------       -----------  -----------      -----------  -----------

EXPENSES

  Amortization                       300                 -            -                -            -

  Bank charges                        36                18            -               36            -

  Consulting fees                 20,887             6,038        2,121            6,038        7,296

  General office                   2,694                99            -              220           95

  Interest                         8,387

     1,040            -            2,092            -

  Legal fees                      53,010             3,837          850            3,995          850

  Professional fees               31,785             1,775            -            1,775            -

  Rent                             5,700               150          150              300          300

  Taxes and licenses                 142                 -            -               10            -

  Transfer agent                  13,077               775          575              925          775

  Valuation allowance          2,000,000                 -            -                -            -

                       -----------------       -----------  -----------      -----------  -----------

      Total expense            2,136,018            13,732        3,696           15,391        9,316

                       -----------------       -----------  -----------      -----------  -----------

NET INCOME(LOSS)              (2,134,951)          (13,732)      (3,696)         (15,391)      (9,316)

Accumulated deficit

  Balance, Beginning

  of period                            -        (2,121,219)  (2,106,256)      (2,119,560)   (2,100,636)

                       -----------------       -----------  -----------      -----------   -----------

  Balance,

  end of period        $      (2,134,951)      $(2,134,951) $(2,109,952)     $(2,134,951)  $(2,109,952)

                       =================       ===========  ===========      ===========   ===========

NET INCOME(LOSS)

PER SHARE              $           (0.06)      $     (0.00) $     (0.00)     $     (0.00)  $     (0.00)

                       =================       ===========  ===========      ===========   ===========

WEIGHTED AVERAGE NUMBER

 OF SHARES OF COMMON

 STOCK AND COMMON STOCK

 EQUIVALENTS

 OUTSTANDING                  33,910,824        33,303,840   33,303,840       33,303,840    33,303,840

                       =================       ===========  ===========      ===========   ===========

The accompanying notes are an integral part of the financial statements.

Sunburst Acquisitions III, Inc.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

(Unaudited)

                                        Period

                                    August 27, 1997

                                     (inception)          For the six months

                                    to February 28,        ended February 28,

                                         2007               2007         2006

                                  ---------------    -------------  -----------

CASH FLOWS FROM

    OPERATING ACTIVITIES:

  Net Loss                        $    (2,134,951)   $     (15,391) $    (9,316)

  Adjustments to reconcile

     net loss to net cash flows

     from operating activities:

    Amortization                              300                -            -

    Rent expense                            4,500              300          300

    Stock issued for

     consulting fees                        4,935                -            -

    Increase(Decrease) in

     accounts payable                      12,055           12,055       (2,618)

    Increase in notes

     payable to related party              50,592            2,092       16,193

                                  ---------------    -------------  -----------

  Net cash flows from

   operating activities                (2,062,569)            (944)       4,559

CASH FLOWS FROM

    INVESTING ACTIVITIES

  Increase in organization costs             (300)               -            -

                                  ---------------    -------------  -----------

  Net cash flows from

   investing activities                      (300)               -            -

CASH FLOWS FROM

    FINANCING ACTIVITIES

  Issuance of common stock              2,007,500                -            -

  Issuance of preferred

   Stock                                    8,000                -            -

  Additional paid-in capital                47,967                -            -

                                   --------------    -------------  -----------

  Net cash flows from

   financing activities                 2,063,467                -            -

                                   --------------    -------------  -----------

  Net increase in cash and

   cash equivalents                           598             (944)       4,559

CASH AND CASH EQUIVALENTS,

  Beginning of Period                           -            1,542           (4)

                                   --------------    -------------  -----------

CASH AND CASH EQUIVALENTS,

 End of Period                     $          598    $         598  $     4,555

                                   ==============    =============  ===========

The accompanying notes are an integral part of the financial statements.

Sunburst Acquisitions III, Inc.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

February 28, 2007

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

Liquidity and Capital Resources

As of February 28, 2007, the Company remains in the development stage. For the period ended February 28, 2007, the Company's balance sheet reflects current and total assets of $ 598, and current liabilities of $62,647.

Results of Operations

During the period from August 27, 1997 (inception) through February 28, 2007, the Company has accumulated a deficit of $2,134,951. This deficit is primarily the result of a $2,000,000 valuation allowance taken against a promissory note from American Recruitment Conferences, Inc., a California corporation ("ARC") and Workseek.com, Inc., a California corporation ("Workseek"). The promissory note was issued to the Company to evidence a loan made in conjunction with execution of an Agreement and Plan of Reorganization with ARC and Workseek, dated August 30, 1999. The proposed transaction was not consummated and recovery of the amount due under the promissory note was doubtful. As a result, as of August 31, 2000, the promissory note receivable was offset by a full allowance for realization.

During the period from inception to February 28, 2007, the Company has engaged in no significant operations other than organizational activities, acquisition of capital, preparation and filing of the registration of its securities under the Securities Exchange Act of 1934, as amended, compliance with its periodical reporting requirements, and efforts to locate a suitable merger or acquisition candidate. No revenues were received by the Company during this period.

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

After the 2001 fiscal year, the Company remained dormant throughout the fiscal years ending August 31, 2002 and August 31, 2003. The Company incurred no expenses for legal and accounting fees in 2002 and 2003, and it also ceased all efforts related to seeking a suitable merger or acquisition candidate during the period remained dormant.

Plan of Operations and Need for Additional Financing

The Company's plan of operations since August 31, 2001 was to remain dormant in order to avoid incurring legal and accounting fees related to compliance with its reporting obligations. However, in February 2004 there was a change of control, and the Company elected to begin taking the steps necessary to file all delinquent reports and to once again become current in compliance with its reporting obligations under the Securities Exchange Act of 1934. As of the date of filing of this report on Form 10QSB for the period ended February 28, 2007, is current with its periodic reporting obligations under the Securities Exchange Act of 1934.

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

SUNBURST ACQUISITIONS III, INC.

By: /s/ Scott MacCaughern

Scott MacCaughern, Principal Executive Officer, Director, and Principal Accounting Officer

Date: September 21, 2007