Form 10QSB
period 2007-05-31
SUNBURST ACQUISITIONS III INC
filed 2007-09-21
CIK 1046120

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

X...Quarterly report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended May 31, 2007.

.... Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _________ to _________.

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

Yes __ X _ No __ _ __

Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.  At May 31, 2007, 33,303,840 shares were outstanding.

Transitional Small Business Disclosure Format

(Check one): Yes ____ _ No __ X_ _

PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

       (a) The financial statements of registrant for the three months ended May 31, 2007, follow.  The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.

SUNBURST ACQUISITIONS III, INC.

FINANCIAL STATEMENTS

May 31, 2007

SUNBURST ACQUISITIONS III, INC.

(A Development Stage Company)

BALANCE SHEET

May 31, 2007

(Unaudited)

   ASSETS

CURRENT ASSETS:

   Cash and cash equivalents                         $      22

                                                     ---------

     Total current assets                                   22

                                                     ---------

     TOTAL ASSETS                                    $      22

                                                     =========

  LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:

   Notes payable - related party                     $  59,345

   Accounts payable                                      5,701

                                                     ---------

     Total current liabilities                          65,046

STOCKHOLDERS' DEFICIT

   Preferred stock, no par value

     20,000,000 shares authorized;

     no shares issued and outstanding                        -

   Common stock, no par value;

     100,000,000 shares authorized;

     33,303,840 shares issued and

     outstanding                                     2,020,435

   Additional paid-in capital                           52,618

   Deficit accumulated

     during the development stage                   (2,138,077)

                                                     ---------

     Total stockholders’ deficit                       (65,024)

                                                     ---------

     TOTAL LIABILITIES AND STOCKHOLDERS'

       DEFICIT                                       $      22

                                                     =========

The accompanying notes are an integral part of the financial statements.

SUNBURST ACQUISITIONS III, INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

(Unaudited)

                            Period

                        August 27, 1997          For the three months           For the nine months

                        (inception) to              ended May 31,                  ended May 31,

                         May 31, 2007              2007         2006              2007         2006

                       -----------------       -----------  -----------      -----------  -----------

REVENUES                $          1,067       $         -  $         -      $         -  $         -

                       -----------------       -----------  -----------      -----------  -----------

EXPENSES

  Amortization                       300                 -            -                -            -

  Bank charges                        54                18            -               54            -

  Consulting fees                 22,159             1,272            -            7,310        7,296

  General office                   2,779                85            -              305           95

  Interest                         9,640

        1,253         -            2,092            -

  Legal fees                      53,132               122          193            4,117        1,043

  Professional fees               31,785                 -        1,820            1,775        1,820

  Rent                             5,850               150          150              450          450

  Taxes and licenses                 142                 -            -               10            -

  Transfer agent                  13,302               225          225            1,150        1,000

  Valuation allowance          2,000,000                 -            -                -            -

                       -----------------       -----------  -----------      -----------  -----------

      Total expense            2,139,143             3,125        2,388           18,516       11,704

                       -----------------       -----------  -----------      -----------  -----------

NET LOSS                      (2,138,076)           (3,125)      (2,388)         (18,516)     (11,704)

Accumulated deficit

  Balance, Beginning

  of period                            -        (2,134,951)  (2,109,952)      (2,119,560)   (2,100,636)

                       -----------------       -----------  -----------      -----------   -----------

  Balance,

  end of period        $      (2,138,076)      $(2,138,076) $(2,112,340)     $(2,138,076)  $(2,112,340)

                       =================       ===========  ===========      ===========   ===========

NET LOSS

PER SHARE              $           (0.06)      $     (0.00) $     (0.00)     $     (0.00)  $     (0.00)

                       =================       ===========  ===========      ===========   ===========

WEIGHTED AVERAGE NUMBER

 OF SHARES OF COMMON

 STOCK AND COMMON STOCK

 EQUIVALENTS

 OUTSTANDING                  33,895,155        33,303,840   33,303,840       33,303,840    33,303,840

                       =================       ===========  ===========      ===========   ===========

The accompanying notes are an integral part of the financial statements.

Sunburst Acquisitions III, Inc.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

(Unaudited)

                                        Period

                                    August 27, 1997

                                     (inception)         For the nine months

                                      to May 31,            ended May 31,

                                         2007               2007         2006

                                  ---------------    -------------  -----------

CASH FLOWS FROM

    OPERATING ACTIVITIES:

  Net Loss                        $    (2,138,076)   $     (18,516) $    (11,704)

  Adjustments to reconcile

     net loss to net cash flows

     from operating activities:

    Amortization                              300                -            -

    Rent expense                            4,650              450          450

    Stock issued for

     consulting fees                        4,935                -            -

    Increase(Decrease) in

     accounts payable                       5,701            5,701       (2,618)

    Increase in notes

     payable to related party              59,345           10,845       16,193

                                  ---------------    -------------  -----------

  Net cash flows from

   operating activities                (2,063,145)          (1,520)       2,321

CASH FLOWS FROM

    INVESTING ACTIVITIES

  Increase in organization costs             (300)               -            -

                                  ---------------    -------------  -----------

  Net cash flows from

   investing activities                      (300)               -            -

CASH FLOWS FROM

    FINANCING ACTIVITIES

  Issuance of common stock              2,007,500                -            -

  Issuance of preferred

   Stock                                    8,000                -            -

  Additional paid-in capital               47,967                -            -

                                   --------------    -------------  -----------

  Net cash flows from

   financing activities                 2,063,467                -            -

                                   --------------    -------------  -----------

  Net increase (decrease) in

   cash and cash equivalents                   22           (1,520)       2,321

CASH AND CASH EQUIVALENTS,

  Beginning of Period                           -            1,542           (4)

                                   --------------    -------------  -----------

CASH AND CASH EQUIVALENTS,

  End of Period                    $           22    $          22  $     2,317

                                   ==============    =============  ===========

The accompanying notes are an integral part of the financial statements.

Sunburst Acquisitions III, Inc.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

May 31, 2007

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

Liquidity and Capital Resources

As of May 31, 2007, the Company remains in the development stage. For the period ended May 31, 2007, the Company's balance sheet reflects current and total assets of $ 22, and current liabilities of $65,046.

Results of Operations

During the period from August 27, 1997 (inception) through May 31, 2007, the Company has accumulated a deficit of $2,138,076. This deficit is primarily the result of a $2,000,000 valuation allowance taken against a promissory note from American Recruitment Conferences, Inc., a California corporation ("ARC") and Workseek.com, Inc., a California corporation ("Workseek"). The promissory note was issued to the Company to evidence a loan made in conjunction with execution of an Agreement and Plan of Reorganization with ARC and Workseek, dated August 30, 1999. The proposed transaction was not consummated and recovery of the amount due under the promissory note was doubtful. As a result, as of August 31, 2000, the promissory note receivable was offset by a full allowance for realization.

During the period from inception to May 31, 2007, the Company has engaged in no significant operations other than organizational activities, acquisition of capital, preparation and filing of the registration of its securities under the Securities Exchange Act of 1934, as amended, compliance with its periodical reporting requirements, and efforts to locate a suitable merger or acquisition candidate. No revenues were received by the Company during this period.

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

Plan of Operations and Need for Additional Financing

The Company's plan of operations since August 31, 2001 was to remain dormant in order to avoid incurring legal and accounting fees related to compliance with its reporting obligations. However, in February 2004 there was a change of control, and the Company elected to begin taking the steps necessary to file all delinquent reports and to once again become current in compliance with its reporting obligations under the Securities Exchange Act of 1934. As of the date of filing of this report on Form 10QSB for the period ended May 31, 2007, the Company is current with its periodic reporting obligations under the Securities Exchange Act of 1934.

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