Form 10KSB
period 2007-08-31
SUNBURST ACQUISITIONS III INC
filed 2007-12-17
CIK 1046120

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

X ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2007.

___ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to ____.

SUNBURST ACQUISITIONS III, INC.

(Name of small business in its charter)

Colorado	0-23559	84-14320001
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification Number)

6 Mt. Top Drive Park City, Utah 84060
(Address of principal executive offices)

Issuer's telephone number, including area code: (435) 615-6585

1776 Park Avenue #4, Suite 220

Park City, Utah 84060

(former address of principal executive offices)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  //

Check whether the issuer (1) filed all reports required to be filed by sections 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the issuer was required to

file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes /x/ No //

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. //

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).    Yes /x/ No //

The Registrant’s revenues for its most recent fiscal year: $nil

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) N/A

As of May 15, 2007, there were 33,303,840 shares of the issuer's Common Stock issued and outstanding.

Documents incorporated by reference: None.

Transitional Small Business Disclosure Format (Check one):    Yes // No /x/

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

CURRENT BUSINESS ACQUISITION ACTIVITIES

As of the end of the fiscal year August 31, 2007, the Company had not identified a business opportunity that it planned to pursue, nor had the Company reached any agreement or definitive understanding with any person concerning an acquisition.

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

Administrative Offices

The Company currently maintains a mailing address at P.O. Box 681731, Park City, Utah 84068. The Company's telephone number there is (435) 615-6585.  The Company’s physical address is 6 Mt Top Drive Park City, Utah 84060. The Company pays no rent or other fees for the use of its mailing or physical address, but for financial statement purposes, is recording $600 per year for the value of the office space.

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

ITEM 2.         DESCRIPTION OF PROPERTY.

The Company’s physical address is 6 Mt Top Drive Park City, Utah 84060. The Company pays no rent for the use of this address, however, for financial statement purposes, the Company is accruing $50 per month as additional paid-in capital for this use. The Company's telephone number is (435) 615-6585.

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

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the security holders of the Company during the fourth quarter of the fiscal year, which ended August 31, 2007.

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

Forward Looking Statements

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

Management’s Discussion and Analysis or Plan of Operation

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

The Company's plan of operations since August 31, 2001 was to remain dormant in order to avoid incurring legal and accounting fees related to compliance with its reporting obligations. However, in February 2004 there was a change of control, and the Company elected to begin taking the steps necessary to file all delinquent reports and to once again become current in compliance with its reporting obligations under the Securities Exchange Act of 1934. As of the date of filing of this report on Form 10KSB for the fiscal year ended August 31, 2007, the Company is continuing with its efforts at compliance with its reporting obligations under the Securities Exchange Act of 1934.

Plan of Operations in the next 12 months

Our plan of operation for the remainder of the current fiscal year and for the next fiscal year is to remain current in compliance with our reporting obligations under the Securities Exchange Act of 1934 and to engage in efforts to locate a suitable merger or acquisition candidate. The Company will require additional capital in order to pay the costs associated with making required filings and seeking out suitable merger or acquisition candidates.

The Company will require additional capital in order to meet its cash needs for the next year, including the costs of compliance with the continuing reporting requirements of the Securities Exchange Act of 1934, as amended.

During the period from inception to August 31, 2007, the Company has engaged in no significant operations other than organizational activities, acquisition of capital, preparation and filing of the registration of its securities under the Securities Exchange Act of 1934, as amended, compliance with its periodical reporting requirements, and efforts to locate a suitable merger or acquisition candidate including the Workseek transaction disclosed above. No revenues were received by the Company during this period.

Current management and certain principal shareholders have made a commitment to provide funding for the administration of the Company, including the location of a merger or acquisition candidate.  The funding was provided in the form of secured promissory notes convertible to the Company’s common stock.  The notes can be converted in whole or in part at the option of the holder into common stock of the Company at a conversion price of $0.0015 per share.  The holders of the notes have the right to require the Company to register the conversion shares on future registration statements filed by the Company.  Approximately $67,105 including $10,900 of accrued interest was advanced to the Company through August 31, 2007.  Management has made no firm formal commitment to advance funds to the Company.  Accordingly, there can be no assurance that any additional funds will be available to the Company to allow it to cover its expenses. Notwithstanding the foregoing, to the extent that additional funds are required, the Company anticipates receiving such funds in the form of loans or advancements from current shareholders, or through the private placement of restricted securities rather than through a public offering.

The Company may also seek to compensate providers of services by issuances of stock in lieu of cash. For information as to the Company's policy in regard to payment for consulting services, see "Certain Relationships and Transactions."

Liquidity and Capital Resources

As of August 31, 2007, the Company remains in the development stage. For the fiscal year ended August 31, 2007, the Company's balance sheet reflects current asset and total assets of $155, and total current liabilities of $67,105.

Results of Operations

During the period from August 27, 1997 (inception) through August 31, 2007, the Company has accumulated a deficit of $2,140,153. This deficit is primarily the result of a $2,000,000 valuation allowance taken against a promissory note from American Recruitment Conferences, Inc., a California corporation ("ARC") and Workseek.com, Inc., a California corporation ("Workseek"). The promissory note was issued to the Company to evidence a loan made in conjunction with execution of an Agreement and Plan of Reorganizaton with ARC and Workseek, dated August 30, 1999. The proposed transaction was not consummated and recovery of the amount due under the promissory note was doubtful. As a result, as of August 31, 2000, the promissory note receivable was offset by a full allowance for realization.

Off Balance Sheet Arrangements

The Company does not have any Off-Balance Sheet arrangements.

Item 7. Financial Statements

SUNBURST ACQUISITIONS III, INC.

(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS

FOR THE YEAR ENDED AUGUST 31, 2007

INDEX

Report of Independent Registered Public Accounting Firm	13
Balance Sheet	14
Statements of Operations	15
Statement of Stockholders' Equity (Deficit)	16-19
Statements of Cash Flows	20
Notes to Financial Statements	21-23

Report of Independent Registered Public Accounting Firm

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

Board of Directors

Sunburst Acquisition III, Inc.

I have audited the accompanying balance sheet of Sunburst Acquisition III, Inc. as of August 31, 2007, and the related statements of operations, changes in stockholders’ equity and cash flows for each of the two fiscal years then ended and for the period from inception August 27, 1997 to August 31, 2007.  These financial statements are the responsibility of the Company’s management.  My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sunburst Acquisition III, Inc. as of August 31, 2007, and the results of its operations and their cash flows for each of the two fiscal years then ended and for the period from inception August 27, 1997 to August 31, 2007, in conformity with generally accepted accounting principles in the United States of America.

Larry O'Donnell, CPA, P.C.

October 17, 2007

Sunburst Acquisitions III, Inc.

(A Development Stage Company)

BALANCE SHEET

August 31, 2007

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$ 155
Total current assets	155

TOTAL ASSETS	$ 155
LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Notes payable – related party	$ 67,105
Total current liabilities	67,105
STOCKHOLDERS' DEFICIT
Preferred stock, no par value; 20,000,000 shares
authorized; No shares issued and outstanding	-
Common stock, no par value; 100,000,000
shares authorized; 33,303,840 shares issued and
outstanding	2,020,435
Additional paid-in capital	52,768
Deficit accumulated during the development stage	(2,140,153)
Total stockholders' deficit	(66,950)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 155

The accompanying notes are an integral part of the financial statements.

Sunburst Acquisitions III, Inc.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

	For the period
	from inception	For the year	For the year
	(August 27, 1997)	ended	ended
	To August 31	August 31,	August 31,
	2007	2006	2005
REVENUES	$ 1,067	$ -	$ -
EXPENSES
Amortization	300	-	-
Bank charges	72	72	-
Consulting fees	22,200	7,351	7,296
General office Interest	3,120 10,900	646 4,605	95 6,295
Legal fees	53,206	4,191	1,433
Professional fees	31,785	1,775	1,980
Rent	6,000	600	600
Taxes and licenses	142	10	-
Transfer agent	13,494	1,342	1,225
Valuation allowance	2,000,000	-	-
Total expenses	2,141,219	20,592	18,924
NET LOSS	(2,140,152)	(20,592)	(18,924)
Accumulated deficit
Balance, beginning of period	-	(2,119,560)	(2,100,636)
Balance, end of period	$ (2,140,152)	$ (2,140,152)	$ (2,119,560)
NET LOSS PER SHARE	$ (0.06)	$ (0.00)	$ (0.00)
WEIGHTED AVERAGE NUMBER OF
SHARES OF COMMON STOCK
AND COMMON STOCK
EQUIVALENTS OUTSTANDING	33,880,276	33,303,840	33,303,840

The accompanying notes are an integral part of the financial statements.

Sunburst Acquisitions III, Inc.

(A Development Stage Company)

STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

							Deficit
							accumulated	Total
	Preferred stock		Common stock		Common	Additional	during the	stockholders'
	Number of		Number of		Stock	paid-in	development	equity
	shares	Amount	shares	Amount	Subscribed	capital	stage	(deficit)

Preferred stock issued for cash,
August 27,1997 at $0.001 per share	80,000	$ 8,000	-	$ -	-	$ -	$ -	$ 8,000

Common stock issued for services,
August 27, 1997 at $0.000062 per share	-	-	31,269,600	1,935	-	-	-	1,935

Net loss for the period ended August 31, 1997	-	-	-	-	-	-	(1,935)	(1,935)

Balance, August 31, 1997	80,000	8,000	31,269,600	1,935	-	-	(1,935)	8,000

Rent at no charge	-	-	-	-	-	600	-	600

Common stock issued for services,
July 1998 at $0.00186 per share	-	-	1,616,000	3,000	-	-	-	3,000

Net loss for the year ended August 31, 1999	-	-	-	-	-	-	(10,305)	(10,305)

Balance, August 31, 1998	80,000	8,000	32,885,600	4,935	-	600	(12,240)	1,295

Rent at no charge	-	-	-	-	-	600	-	600

Common stock issued for cash,
January 1999 at $0.00155 per share	-	-	4,848,000	7,500	-	-	-	7,500

Preferred stock converted to common,
May 1999 at $0.00309 per share	(80,000)	(8,000)	2,585,600	8,000	-	-	-	-

Common stock subscribed,
year ended August 31, 1999	-	-	-	-	2,000,000	-	-	2,000,000

Net loss for the year ended August 31, 1999	-	-	-	-	-	-	(9,031)	(9,031)

Balance, August 31, 1999	-	-	40,319,200	20,435	2,000,000	1,200	(21,271)	2,000,364

Issuance of common stock subscribed,
September 1999 at $2.00 per share	-	$ -	1,000,000	$ 2,000,000	(2,000,000)	$ -	$ -	$ -

Voluntary cancellation of outstanding shares,
September 1999	-	-	(8,015,360)	-	-	-	-	-

Rent at no charge	-	-	-	-	-	600	-	600

Expenses paid by shareholder	-	-	-	-	-	1,444	-	1,444

Net loss for the year ended August 31, 2000	-	-	-	-	-	-	(2,022,917)	(2,022,917)

Balance, August 31, 2000	-	-	33,303,840	2,020,435	-	3,244	(2,044,188)	(20,509)

Rent at no charge	-	-	-	-	-	600	-	600

Expenses paid by shareholder	-	-	-	-	-	30,962	-	30,962

Net loss for the year ended August 31, 2001	-	-	-	-	-	-	(14,361)	(14,361)

Balance, August 31, 2001	-	-	33,303,840	2,020,435	-	34,806	(2,058,549)	(3,308)

Rent at no charge	-	-	-	-	-	600	-	600

Expenses paid by shareholder	-	-	-	-	-	11,884	-	11,884

Net loss for the year ended August 31, 2002	-	-	-	-	-	-	(9,168)	(9,168)

Balance, August 31, 2002	-	-	33,303,840	2,020,435	-	47,290	(2,067,717)	8

Rent at no charge	-	-	-	-	-	600	-	600

Net loss for the year ended August 31, 2003	-	-	-	-	-	-	(2,478)	(2,478)

Balance, August 31, 2003	-	-	33,303,840	2,020,435	-	47,890	(2,070,194)	(1,870)

Rent at no charge	-	-	-	-	-	600	-	600

Expenses paid by shareholder						1,540	-	1,540

Net loss for the year ended August 31, 2004	-	-	-	-	-	-	(22,348)	(22,348)

Balance, August 31, 2004	-	$ -	33,303,840	$ 2,020,435	-	$ 50,030	$ (2,092,542)	$ (22,078)

Rent at no charge	-	-	-	-	-	600	-	600

Expenses paid by shareholder						100	-	100

Net loss for the year ended August 31, 2005	-	-	-	-	-	-	(8,094)	(8,094)

Balance, August 31, 2005	-	$ -	33,303,840	$ 2,020,435	-	$ 50,730	$ (2,100,636)	$ (29,472)

Rent at no charge	-	-	-	-	-	600	-	600

Expenses paid by shareholder						838		838

Net loss for the year ended August 31, 2006	-	-	-	-	-	-	(18,924)	(18,924)

Balance, August 31, 2006	-	$ -	33,303,840	$ 2,020,435	-	$ 52,167	$ (2,119,560)	$ (46,957)

Rent at no charge	-	-	-	-	-	600	-	600

Net loss for the year ended August 31, 2007	-	-	-	-	-	-	(20,592)	(20,592)

Balance, August 31, 2007	-	$ -	33,303,840	$ 2,020,435	-	$ 52,767	$ (2,140,152)	$ (66,950)

The accompanying notes are an integral part of the financial statement

Sunburst Acquisitions III, Inc.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

	For the period
	from inception	For the year	For the year
	(August 27, 1997)	ended	ended
	To August 31,	August 31,	August 31,
	2007	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (2,140,152)	$ (20,592)	$ (18,924)
Adjustments to reconcile
net loss to net cash flows
from operating activities:
Amortization	300	-	-
Rent expense	4,800	600	600
Stock issued for consulting fees	4,935	-	-
Increase (decrease) in accounts payable	-	-	(2,618)
Increase (decrease) in notes payable	67,105	18,605	21,650
Net cash flows from operating activities	(2,063,012)	(1,387)	708
CASH FLOWS FROM INVESTING ACTIVITIES
Increase in organization costs	(300)	-	-
Net cash flows from investing activities	(300)	-	-
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock	2,007,500	-	-
Issuance of preferred stock	8,000	-	-
Additional paid-in capital	47,967	-	838
Net cash flows from financing activities	2,063,467	-	838

NET INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS	155	(1,387)	1,546
CASH AND CASH EQUIVALENTS,
BEGINNING OF PERIOD	-	1,542	(4)
CASH AND CASH EQUIVALENTS,
END OF PERIOD	$ 155	$ 155	$ 1,542

The accompanying notes are an integral part of the financial statements.

Sunburst Acquisitions III, Inc.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

August 31, 2007

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

Consideration of Other Comprehensive Income Items

SFAF 130 - Reporting Comprehensive Income, requires companies to present comprehensive income (consisting primarily of net income plus other direct equity changes and credits) and its components as part of the basic financial statements. For the year ended August 31, 2007, the Company's financial statements do not contain any changes in equity that are required to be reported separately in comprehensive income.

Stock Basis

Shares of common stock issued for other than cash have been assigned amounts equivalent to the fair value of the service or assets received in exchange.

2.        Recently Issued Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” which gives companies the option to measure eligible financial assets, financial liabilities and firm commitments at fair value (i.e., the fair value option), on an instrument-by-instrument basis, that are otherwise not permitted to be accounted for at fair value under other accounting standards. The election to use the fair value option is available when an entity first recognizes a financial asset or financial liability or upon entering into a firm commitment. Subsequent changes in fair value must be recorded in earnings. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007.  The Company does not expect application of SFAS No. 159 to have a material affect on its financial statements.

In September 2006, the Financial Accounting Standards Board issued SFAS No. 157, “Fair Value Measurement.” This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements. The FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this statement does not require any new fair value measurements. However, for some entities, the application of this statement will change current practice. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  The Company does not expect application of SFAS No. 157 to have a material affect on its financial statements.

3.        Stockholders' Equity

A total of 33,303,840 common shares were outstanding at August 31, 2007.

As of August 31, 2007, all shares of the Company's no par value Series A preferred stock have been converted to common stock.

4.        Related Party Transactions

On March 1, 2007, a promissory note was issued to shareholders of the Company in the amount of $7,500.00 for the conversion of related party accounts payable.  On August 28, 2007, a promissory note was issued to Financial Media Relations, LLC, in the amount of $6,500.00 for the conversion of related party accounts payable.  The note payable to related party balance of $67,105 includes accrued interests of $10,900 at August 31, 2007.

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

5.        Income Taxes

The Company has Federal net operating loss carryforwards of approximately $2,137,000 expiring during the years 2018 and 2027. The tax benefit of these net operating losses is approximately $427,000 and has been offset by a full allowance for realization. This carryforward may be limited upon the consummation of a business combination under IRC Section 381.  For the years ended August 31, 2007 and 2006, the valuation allowance increased by approximately $4,000 and $3,600, respectively.

ITEM 8.         CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

During the Company’s fiscal year ended August 31, 2007 the Company has had no disagreements with its principal independent accountant.

Items 8A. Controls and Procedures

The Securities and Exchange Commission defines the term “disclosure controls and procedures” to mean a company's controls and other procedures of an issuer that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  The Company maintains such a system of controls and procedures in an effort to ensure that all information which it is required to disclose in the reports it files under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified under the SEC's rules and forms and that information required to be disclosed is accumulated and communicated to principal executive and principal financial officers to allow timely decisions regarding disclosure.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our chief executive officer and principal accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on this evaluation, our chief executive officer and principal accounting officer concluded that our disclosure controls and procedures are designed to provide reasonable assurance of achieving the objectives of timely alerting them to material information required to be included in our periodic SEC reports and of ensuring that such information is recorded, processed, summarized and reported with the time periods specified.  Our chief executive officer and principal accounting officer also concluded that our disclosure controls and procedures were effective as of August 31, 2007 to provide reasonable assurance of the achievement of these objectives.

There was no change in the Company's internal control over financial reporting during the year ended August 31, 2007, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 8B. Other Information

None

PART III

ITEM 9.         DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

 The respective positions and ages of our directors and executive officers and the year in which each director was first elected are shown in the following table. Each director has been elected to hold office until the next annual meeting of stockholders and thereafter until his successor is elected and has qualified. Vacancies in the existing Board of Directors are filling by majority vote of the remaining Directors. There are no agreements or understandings for any officer or director to resign at the request of another person and no officer or director is acting on behalf of or will act at the direction of any other person.

Name	Age	Position	Director Since

Scott Mac Caughern	51	Principal Executive Officer and Director	February 2005

We have not had standing audit, nominating or compensation committee of the Board of Directors or committees performing similar functions. All such applicable functions have been performed by the Board of Directors as a whole.

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

Involvement in Certain Legal Proceedings

There have been no events during the last five years that are material to an evaluation of the ability or integrity of any director, person nominated to become a director, executive officer, promoter or control person including:

1.        any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

2.        any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

3.        being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently enjoining, barring, suspending or otherwise limiting his/her involvement in any type of business, securities or banking activities;

4.        being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Directorships

Mr. MaCaughern does not hold any other the directorships.

Audit Committee Financial Expert

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

Section 16(a) Beneficial Ownership Compliance

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

ITEM 10.         EXECUTIVE COMPENSATION.

The following table sets forth executive compensation for fiscal years ended August 31, 2007, 2006, and 2005. We have not paid any salaries or bonuses to any of our officers from our inception through the date hereof. We refer to all of these officers collectively as our "named executive officers."

Summary Compensation Table

Name And Principal Position	Fiscal year Ended Aug. 31	Salary	Bonus	Stock Awards ($)	Securities Underlying Options	Options Awards (Value of Options) ($)	Total Compensation

Scott MaCaughern, President	2007 2006 2005	$0 $0 $0	-- -- --	-- -- --	0 -- --	0 -- --	$0 -- --

We have no written employment agreements with our officers and directors.  Compensation was determined after discussion about expected time commitments, remuneration paid by comparable organizations and the flexibility provided to the Company by not having extended terms and other terms typical of employment agreements.  We have no plans or packages providing for compensation of officers after resignation or retirement.

Director Compensation

We do not currently compensate our directors for their services as directors.

The following table provides summary information concerning compensation awarded to, earned by, or paid to any of our directors for all services rendered to the Company in all capacities for the fiscal year ended August 31, 2007.

Name	Salary / Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total Compensation
Scott MaCaughern	--	--	--	--	--	--	--

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

ITEM 11.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth, as of the end of the Company’s fiscal year ended August 31, 2007, the stock ownership of each executive officer and director of the Company, of all executive officers and directors as a group, and of each person known by the Company to be a beneficial owner of 5% or more of its Common Stock.  Unless otherwise noted, each person listed below is the sole beneficial owner of the shares and has sole investment and voting power with respect to such shares, to the best of the Company’s knowledge.

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

32.1         Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2003.

32.2         Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate audit and audit related fees billed by Larry O'Donnell, CPA, P.C. for audit of the Company's annual financial statements and for review of the Company's quarterly financial statements filed on Form 10-QSB were $1775.00 for the fiscal year ended August 31, 2007. For the fiscal year ended August 31, 2006, audit related fees were $1,980.

Tax Fees

The aggregate fees billed by Larry O'Donnell, CPA, P.C. for tax compliance, advice and planning were $ 0 for the fiscal year ended August 31, 2007, and $0 for the fiscal year ended August 31, 2006.

All Other Fees

Larry O'Donnell, CPA, P.C. did not bill the Company for any products and services other than the foregoing during the fiscal years ended August 31, 2007 and August 31, 2006.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUNBURST ACQUISITIONS III, INC.

By: /S/ Scott MacCaughern
Scott MacCaughern, Principal Executive Officer, Principal Accounting Officer and Director

Date: December 14, 2007

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SUNBURST ACQUISITIONS III, INC.

By: /S/ Scott MacCaughern
Scott MacCaughern Principal Executive Officer, Principal Accounting Officer and Director

Date: December 14, 2007