Form 10QSB
period 2007-11-30
SUNBURST ACQUISITIONS III INC
filed 2008-07-25
CIK 1046120

U.S. SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                   Form 10-QSB
(Mark One)

X Quarterly report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended November 30, 2007.

     Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required] for the transition period from _________ to
     _________.

                        Commission File No: __0-23559__




                         SUNBURST ACQUISITIONS III, INC.
                 ---------------------------------------
           (Exact name of small business as specified in its charter)





               Colorado                              84-14320001
          ----------------------               -----------------------
             (State or other                    (IRS Employer Id.  No.)
      jurisdiction of Incorporation)

                      6 Mt. Top Drive Park City, UT 84060
             -----------------------------------------------------
                    (Address of Principal Office) (Zip Code)

                   Issuer's telephone number: (435) 615-6585


               1776 Park Avenue #4, Suite 220 Park City, UT 84060
  ---------------------------------------------------------------------------
     (Former name, former address and former fiscal year, if changed since last report)


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

 Yes __X___ No ______


Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. At November 30, 2007, 33,303,840 shares were outstanding.

Transitional Small Business Disclosure
Format (Check one):
Yes ____   No __ X__

PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

       (a) The financial statements of registrant for the three months ended November 30, 2007, follow. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.



                         SUNBURST ACQUISITIONS III, INC.

                              FINANCIAL STATEMENTS

                                November 30, 2007


                         SUNBURST ACQUISITIONS III, INC.

                          (A Development Stage Company)
                                  BALANCE SHEET
                                November 30, 2007
                                   (Unaudited)



   ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                         $    1,465
                                                                     ----------

     Total current assets                                                 1,465
                                                                     ----------


     TOTAL ASSETS                                                    $    1,465
                                                                     ==========

  LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
   Notes payable - related party                                     $   73,094
   Accounts payable                                                         551
                                                                     ----------

     Total current liabilities                                           73,644

STOCKHOLDERS' DEFICIT
   Preferred stock, no par value
     20,000,000 shares authorized;
     no shares issued and outstanding                                         -
   Common stock, no par value;
     100,000,000 shares authorized;
     33,303,840 shares issued and
     outstanding                                                      2,020,435
   Additional paid-in capital                                            52,917
   Deficit accumulated
     during the development stage                                    (2,145,532)
                                                                     ----------
     Total stockholders' deficit                                        (72,179)
                                                                     ----------
     TOTAL LIABILITIES AND STOCKHOLDERS'
       DEFICIT                                                       $   1,465
                                                                     ==========


    The accompanying notes are an integral part of the financial statements.

                         SUNBURST ACQUISITIONS III, INC.

                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                   Period              For the three months
                              August 27, 1997           ended November 30,
                               (inception) to        ------------------------
                             November 30, 2007           2007        2006
                             -----------------       -----------  -----------

REVENUES                      $          1,079       $        12  $         -
                             -----------------       -----------  -----------

EXPENSES
  Amortization                             300                 -            -
  Bank charges                             102                30           18
  Consulting fees                       22,200                 -            -
  General office                         3,517               397          121
  Interest                              12,389            1,489        1,052
  Legal fees                            53,757               551          158
  Professional fees                     32,646               861            -
  Rent                                   6,150               150          150
  Taxes and licenses                       152                10           10
  Transfer agent                        13,569                75          150
  Travel                                 1,829             1,829            -
  Valuation allowance                2,000,000                 -            -
                             -----------------       -----------  -----------

      Total expense                  2,146,611             5,391        1,659
                             -----------------       -----------  -----------

NET LOSS                            (2,145,532)           (5,380)      (1,659)


Accumulated deficit
  Balance, Beginning
  of period                                  -        (2,140,152)  (2,119,560)
                             -----------------       -----------  -----------

  Balance,
  end of period              $      (2,145,532)      $(2,145,532) $(2,121,219)
                             =================       ===========  ===========
NET LOSS
PER SHARE                    $           (0.06)      $     (0.00) $     (0.00)
                             =================       ===========  ===========

WEIGHTED AVERAGE NUMBER
 OF SHARES OF COMMON
 STOCK AND COMMONSTOCK
 EQUIVALENTS
 OUTSTANDING                        33,895,155        33,303,840   33,303,840
                             =================       ===========  ===========



    The accompanying notes are an integral part of the financial statements.

                         Sunburst Acquisitions III, Inc.

                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)




                                        Period
                                    August 27, 1997     For the three months
                                     (inception)        ended November 30,
                                       to Nov 30,    --------------------------
                                         2007             2007         2006
                                  ---------------    -------------  -----------

CASH FLOWS FROM
    OPERATING ACTIVITIES:

  Net Loss                        $    (2,145,532)   $     ( 5,380) $    (1,659)
  Adjustments to reconcile
     net loss to net cash flows
     from operating activities:
    Amortization                              300                -            -
    Rent expense                            4,950              150          150
    Stock issued for
     consulting fees                        4,935                -            -
    Increase(Decrease) in
     accounts payable                         551              551            -
                                  ---------------    -------------  -----------
  Net cash flows from
   operating activities                (2,134,796)          (4,679)        (457)

CASH FLOWS FROM
    INVESTING ACTIVITIES

  Increase in organization costs             (300)               -            -
                                  ---------------    -------------  -----------

  Net cash flows from
   investing activities                      (300)               -            -

CASH FLOWS FROM
    FINANCING ACTIVITIES

  Issuance of common stock              2,007,500                -            -
  Increase in notes
   Payable to related party                73,094            5,989        1,052
  Issuance of preferred
   Stock                                    8,000                -            -
  Aditional paid-in capital                47,967                -            -
                                   --------------    -------------  -----------

  Net cash flows from
   financing activities                 2,136,561            5,989        1,052
                                   --------------    -------------  -----------

  Net increase (decrease) in
   cash and cash equivalents                1,465            1,309         (457)

CASH AND CASH EQUIVALENTS,
  Beginning of Period                           -              155        1,542
                                   --------------    -------------  -----------

CASH AND CASH EQUIVALENTS,
  End of Period                    $        1,465    $       1,465  $     1,085
                                   ==============    =============  ===========




    The accompanying notes are an integral part of the financial statements.

                         Sunburst Acquisitions III, Inc.

                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   November 30, 2007
                                   (Unaudited)


1. Management's Representation of Interim Financial Information
    ------------------------------------------------------------

The accompanying financial statements have been prepared by Sunburst Acquisitions III, Inc. without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These financial statements include all of the adjustments which, in the opinion of management, are necessary to a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature. These financial statements should be read in conjunction with the audited financial statements at August 31, 2007.

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

Liquidity and Capital Resources

As of November 30, 2007, the Company remains in the development stage. For the period ended November 30, 2007, the Company's balance sheet reflects current and total assets of $1,465, and current liabilities of $73,644.

Results of Operations

During the period from August 27, 1997 (inception) through November 30, 2007, the Company has accumulated a deficit of $2,145,532. This deficit is primarily the result of a $2,000,000 valuation allowance taken against a promissory note from American Recruitment Conferences, Inc., a California corporation ("ARC") and Workseek.com, Inc., a California corporation ("Workseek"). The promissory note was issued to the Company to evidence a loan made in conjunction with execution of an Agreement and Plan of Reorganization with ARC and Workseek, dated August 30, 1999. The proposed transaction was not consummated and recovery of the amount due under the promissory note was doubtful. As a result, as of August 31, 2000, the promissory note receivable was offset by a full allowance for realization.

During the period from inception to November 30, 2007, the Company has engaged in no significant operations other than organizational activities, acquisition of capital, preparation and filing of the registration of its securities under the Securities Exchange Act of 1934, as amended, compliance with its periodical reporting requirements, and efforts to locate a suitable merger or acquisition candidate. No revenues were received by the Company during this period.

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

Plan of Operations and Need for Additional Financing

The Company's plan of operations since August 31, 2001 was to remain dormant in order to avoid incurring legal and accounting fees related to compliance with its reporting obligations. However, in February 2004 there was a change of control, and the Company elected to begin taking the steps necessary to file all delinquent reports and to once again become current in compliance with its reporting obligations under the Securities Exchange Act of 1934. As of the date of filing of this report on Form 10QSB for the period ended November 30, 2007, the Company has completed the filing of all delinquent periodic reports and is current with its periodic reporting obligations under the Securities Exchange Act of 1934.

For the fiscal year ending August 31, 2008, the Company's plan of operations is to remain current in compliance with its reporting obligations under the Securities Exchange Act of 1934 and to engage in efforts to locate a suitable merger or acquisition candidate. The Company will require additional capital in order to pay the costs associated with making required filings and seeking out suitable merger or acquisition candidates.

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



SUNBURST ACQUISITIONS III, INC.

By: /S/ Scott Mac Caughern
--------------------------
Scott Mac Caughern
(Principal Executive, Financial and Accounting Officer and Director)


Date: July 25, 2008