Form 10QSB
period 2008-02-29
SUNBURST ACQUISITIONS III INC
filed 2008-07-25
CIK 1046120

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)

X Quarterly report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended February 29, 2008.

     Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required] for the transition period from _________ to
     _________.

                        Commission File No: __0-23559__



                         SUNBURST ACQUISITIONS III, INC.
           ---------------------------------------------------------
           (Exact name of small business as specified in its charter)

               Colorado                              84-14320001
         ----------------------               -----------------------
            (State or other                  (IRS Employer Id.  No.)
      jurisdiction of Incorporation)

                      6 Mt. Top Drive Park City, UT 84060
                    ---------------------------------------
                    (Address of Principal Office) (Zip Code)

                   Issuer's telephone number: (435) 615-6585

               1776 Park Avenue #4, Suite 220 Park City, UT 84060
      ---------------------------------------------------------------------
     (Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

 Yes __X__ No ______

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

 Yes __X__ No ______

Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. At February 29, 2008, 33,303,840 shares were outstanding.

Transitional Small Business Disclosure Format (Check one):

Yes ______ No __X__

PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

     (a) The financial statements of registrant for the three months ended February 29, 2008, follow. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.



                         SUNBURST ACQUISITIONS III, INC.

                              FINANCIAL STATEMENTS

                                February 29, 2008


                         SUNBURST ACQUISITIONS III, INC.

                          (A Development Stage Company)
                                  BALANCE SHEET
                                February 29, 2008
                                   (Unaudited)


ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                         $     668
                                                                     ---------

     Total current assets                                                  668
                                                                     ---------


     TOTAL ASSETS                                                    $     668
                                                                     =========

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
   Notes payable - related party                                     $  74,607
   Accounts payable                                                          -
                                                                     ---------

     Total current liabilities                                          74,607

STOCKHOLDERS' DEFICIT
   Preferred stock, no par value
     20,000,000 shares authorized;
     no shares issued and outstanding                                        -
   Common stock, no par value;
     100,000,000 shares authorized;
     33,303,840 shares issued and
     outstanding                                                     2,020,435
   Additional paid-in capital                                           53,067
   Deficit accumulated
     during the development stage                                   (2,147,441)
                                                                     ---------
     Total stockholders' deficit                                       (73,938)
                                                                     ---------
     TOTAL LIABILITIES AND STOCKHOLDERS'
       DEFICIT                                                       $     668
                                                                     =========


The accompanying notes are an integral part of the financial statements.

                         SUNBURST ACQUISITIONS III, INC.

                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)



                            Period
                        August 27, 1997          For the three months           For the six months
                        (inception) to            ended February 29,            ended February 29,
                       February 29, 2008           2008         2007             2008         2007
                       -----------------       -----------  -----------      -----------  -----------
REVENUES                $          1,079       $         -  $         -      $        12  $         -
                       -----------------       -----------  -----------      -----------  -----------

EXPENSES
  Amortization                       300                 -            -                -            -
  Bank charges                       120                18           18               48           36
  Consulting fees                 22,200                 -        6,038                -        6,038
  General office                   3,517                 -           99              397          220
  Interest                        13,902            1,513        1,040            3,002        2,092
  Legal fees                      53,757                 -        3,837              551        3,995
  Professional fees               32,646                 -        1,775              861        1,775
  Rent                             6,300               150          150              300          300
  Taxes and licenses                 152                 -            -               10           10
  Transfer agent                  13,797               228          775              303          925
  Travel                           1,829                 -            -            1,829            -
  Valuation allowance          2,000,000                 -            -                -            -
                       -----------------       -----------  -----------      -----------  -----------

      Total expense            2,148,520             1,909       13,732            7,300       15,391
                       -----------------       -----------  -----------      -----------  -----------

NET INCOME(LOSS)              (2,147,441)          ( 1,909)     (13,732)          (7,289)     (15,391)


Accumulated deficit
  Balance, Beginning
  of period                            -        (2,145,532)  (2,121,219)      (2,140,152)   (2,119,560)
                       -----------------       -----------  -----------      -----------   -----------

  Balance,
  end of period        $      (2,147,441)      $(2,147,441) $(2,134,951)     $(2,147,441)  $(2,134,951)
                       =================       ===========  ===========      ===========   ===========
NET INCOME(LOSS)
PER SHARE              $           (0.06)      $     (0.00) $     (0.00)     $     (0.00)  $     (0.00)
                       =================       ===========  ===========      ===========   ===========

WEIGHTED AVERAGE NUMBER
 OF SHARES OF COMMON
 STOCK AND COMMON STOCK
 EQUIVALENTS
 OUTSTANDING                  33,303,840        33,303,840   33,303,840       33,303,840    33,303,840
                       =================       ===========  ===========      ===========   ===========


    The accompanying notes are an integral part of the financial statements.

                         Sunburst Acquisitions III, Inc.

                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                        Period
                                    August 27, 1997
                                     (inception)         For the six months
                                      to Feb. 29,          ended February 29,
                                         2008             2008         2007
                                  ---------------    -------------  -----------

CASH FLOWS FROM
    OPERATING ACTIVITIES:

  Net Loss                        $    (2,147,441)   $     ( 7,289) $  (15,391)
  Adjustments to reconcile
     net loss to net cash flows
     from operating activities:
    Amortization                              300                -            -
    Rent expense                            5,100              300          300
    Stock issued for
     consulting fees                        4,935                -            -
    Increase(Decrease) in
     accounts payable                           -                -       12,055
                                  ---------------    -------------  -----------
  Net cash flows from
   operating activities                (2,137,107)          (6,989)      (3,036)

CASH FLOWS FROM
    INVESTING ACTIVITIES

  Increase in organization costs             (300)               -         (300)
                                  ---------------    -------------  -----------

  Net cash flows from
   investing activities                      (300)               -         (300)

CASH FLOWS FROM
    FINANCING ACTIVITIES

  Issuance of common stock              2,007,500                -            -
  Increase in notes
   Payable to related party                74,607            7,502        2,092
  Issuance of preferred
   Stock                                    8,000                -            -
  Aditional paid-in capital                47,967                -            -
                                   --------------    -------------  -----------

  Net cash flows from
   financing activities                 2,138,074            7,502        2,092
                                   --------------    -------------  -----------

  Net increase (decrease) in
   cash and cash equivalents                  668              513         (944)

CASH AND CASH EQUIVALENTS,
  Beginning of Period                           -              155        1,542
                                   --------------    -------------  -----------

CASH AND CASH EQUIVALENTS,
  End of Period                    $          668    $         668  $       598
                                   ==============    =============  ===========


    The accompanying notes are an integral part of the financial statements.

                          Sunburst Acquisitions III, Inc.

                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   February 29, 2008
                                    (Unaudited)


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

Liquidity and Capital Resources

As of February 29, 2008, the Company remains in the development stage. For the period ended February 29, 2008, the Company's balance sheet reflects current and total assets of $668, and current liabilities of $74,607.

Results of Operations

During the period from August 27, 1997 (inception) through February 29, 2008, the Company has accumulated a deficit of $2,147,441. This deficit is primarily the result of a $2,000,000 valuation allowance taken against a promissory note from American Recruitment Conferences, Inc., a California corporation ("ARC") and Workseek.com, Inc., a California corporation ("Workseek"). The promissory note was issued to the Company to evidence a loan made in conjunction with execution of an Agreement and Plan of Reorganization with ARC and Workseek, dated August 30, 1999. The proposed transaction was not consummated and recovery of the amount due under the promissory note was doubtful. As a result, as of August 31, 2000, the promissory note receivable was offset by a full allowance for realization.

During the period from inception to February 29, 2008, the Company has engaged in no significant operations other than organizational activities, acquisition of capital, preparation and filing of the registration of its securities under the Securities Exchange Act of 1934, as amended, compliance with its periodical reporting requirements, and efforts to locate a suitable merger or acquisition candidate. No revenues were received by the Company during this period.

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

Plan of Operations and Need for Additional Financing

The Company's plan of operations since August 31, 2001 was to remain dormant in order to avoid incurring legal and accounting fees related to compliance with its reporting obligations. However, in February 2004 there was a change of control, and the Company elected to begin taking the steps necessary to file all delinquent reports and to once again become current in compliance with its reporting obligations under the Securities Exchange Act of 1934. As of the date of filing of this report on Form 10QSB for the period ended February 29, 2008, the Company has completed the filing of all delinquent periodic reports and is current with its periodic reporting obligations under the Securities Exchange Act of 1934.

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



SUNBURST ACQUISITIONS III, INC.

By: /S/ Scott Mac Caughern
    -----------------------
    Scott Mac Caughern
    (Principal  Executive, Financial
    and Accounting Officer and Director)


Date: July 25, 2008