Form 10QSB
period 2008-05-31
SUNBURST ACQUISITIONS III INC
filed 2008-07-25
CIK 1046120

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

                               Form 10-QSB

(Mark One)
X...Quarterly report under section 13 or 15(d) of the Securities
Exchange Act of 1934 for the quarterly period ended May 31, 2008.

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

 Yes __X__ No ____

Indicate by check mark whether the registrant is a shell company
(as defined in Rule 12b-2 of the Exchange Act).

 Yes __X___ No _____


Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. At May 31, 2008, 33,303,840 shares were outstanding.

Transitional Small Business Disclosure
Format (Check one):
Yes ____ _ No __ X____

PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

       (a) The financial statements of registrant for the three months ended May 31, 2008, follow. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.



                         SUNBURST ACQUISITIONS III, INC.

                              FINANCIAL STATEMENTS

                                  May 31, 2008


                         SUNBURST ACQUISITIONS III, INC.

                          (A Development Stage Company)
                                  BALANCE SHEET
                                  May 31, 2008
                                   (Unaudited)



   ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                       $     411
                                                                   ---------

     Total current assets                                                411
                                                                   ---------


     TOTAL ASSETS                                                  $     411
                                                                   =========

  LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
   Notes payable - related party                                   $  76,120
   Accounts payable                                                    6,826
                                                                   ---------

     Total current liabilities                                        82,946

STOCKHOLDERS' DEFICIT
   Preferred stock, no par value
     20,000,000 shares authorized;
     no shares issued and outstanding                                      -
   Common stock, no par value;
     100,000,000 shares authorized;
     33,303,840 shares issued and
     outstanding                                                   2,020,435
   Additional paid-in capital                                         53,217
   Deficit accumulated
     during the development stage                                 (2,156,187)
                                                                   ---------
     Total stockholders' deficit                                     (82,535)
                                                                   ---------
     TOTAL LIABILITIES AND STOCKHOLDERS'
       DEFICIT                                                     $     411
                                                                   =========





    The accompanying notes are an integral part of the financial statements.

                         SUNBURST ACQUISITIONS III, INC.

                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)





                            Period
                        August 27, 1997          For the three months           For the nine months
                        (inception) to             ended  May 31,                  ended May 31,
                            May 31, 2008           2008         2007             2008         2007
                       -----------------       -----------  -----------      -----------  -----------

REVENUES                $          1,079       $         -  $         -      $        12  $         -
                       -----------------       -----------  -----------      -----------  -----------

EXPENSES
  Amortization                       300                 -            -                -            -
  Bank charges                       138                18           18               66           54
  Consulting fees                 22,200                 -        1,272                -        7,310
  General office                   3,756               239           85              636          305
  Interest                        15,416            1,513        1,253            4,516        3,345
  Legal fees                      53,757                 -          122              551        4,117
  Professional fees               38,696             6,050            -            6,911        1,775
  Rent                             6,450               150          150              450          450
  Taxes and licenses                 152                 -            -               10           10
  Transfer agent                  14,572               776          225            1,078        1,150
  Travel                           1,829                 -            -            1,829            -
  Valuation allowance          2,000,000                 -            -                -            -
                       -----------------       -----------  -----------      -----------  -----------

      Total expense            2,157,266             8,746        3,125           16,047       18,516
                       -----------------       -----------  -----------      -----------  -----------

NET INCOME(LOSS)              (2,156,187)          ( 8,746)      (3,125)         (16,035)     (18,516)


Accumulated deficit
  Balance, Beginning
  of period                            -        (2,147,441)  (2,134.951)      (2,140,152)   (2,119,560)
                       -----------------       -----------  -----------      -----------   -----------

  Balance,
  end of period        $      (2,156,187)      $(2,156,187) $(2,138,076)     $(2,156,187)  $(2,138,076)
                       =================       ===========  ===========      ===========   ===========
NET INCOME(LOSS)
PER SHARE              $           (0.06)      $     (0.00) $     (0.00)     $     (0.00)  $     (0.00)
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

                         Sunburst Acquisitions III, Inc.

                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                        Period
                                    August 27, 1997
                                     (inception)         For the nine months
                                      to May 31,          ended  May 31,
                                         2008             2008         2007
                                  ---------------    -------------  -----------

CASH FLOWS FROM
    OPERATING ACTIVITIES:

  Net Loss                        $    (2,156,187)   $    (16,035) $   (18,516)
  Adjustments to reconcile
     net loss to net cash flows
     from operating activities:
    Amortization                              300                -            -
    Rent expense                            5,250              450          450
    Stock issued for
     consulting fees                        4,935                -            -
    Increase(Decrease) in
     accounts payable                       6,826            6,826        5,701
                                  ---------------    -------------  -----------
  Net cash flows from
   operating activities                (2,138,876)          (8,759)     (12,365)

CASH FLOWS FROM
    INVESTING ACTIVITIES

  Increase in organization costs             (300)               -         (300)
                                  ---------------    -------------  -----------

  Net cash flows from
   investing activities                      (300)               -         (300)

CASH FLOWS FROM
    FINANCING ACTIVITIES

  Issuance of common stock              2,007,500                -            -
  Increase in notes
   Payable to related party                76,121            9,016       10,845
  Issuance of preferred
   Stock                                    8,000                -            -
  Aditional paid-in capital                47,967                -            -
                                   --------------    -------------  -----------

  Net cash flows from
   financing activities                 2,139,588            9,016       10,845
                                   --------------    -------------  -----------

  Net increase (decrease) in
   cash and cash equivalents                  411              256       (1,520)

CASH AND CASH EQUIVALENTS,
  Beginning of Period                           -              155        1,542
                                   --------------    -------------  -----------

CASH AND CASH EQUIVALENTS,
  End of Period                    $          411    $         411  $        22
                                   ==============    =============  ===========


    The accompanying notes are an integral part of the financial statements.

                         Sunburst Acquisitions III, Inc.

                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                  May 31, 2008
                                   (Unaudited)


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

Liquidity and Capital Resources

As of May 31, 2008, the Company remains in the development stage. For the period ended May 31, 2008, the Company's balance sheet reflects current and total assets of $411, and current liabilities of $82,946.

Results of Operations

During the period from August 27, 1997 (inception) through May 31, 2008, the Company has accumulated a deficit of $2,156,187. This deficit is primarily the result of a $2,000,000 valuation allowance taken against a promissory note from American Recruitment Conferences, Inc., a California corporation ("ARC") and Workseek.com, Inc., a California corporation ("Workseek"). The promissory note was issued to the Company to evidence a loan made in conjunction with execution of an Agreement and Plan of Reorganization with ARC and Workseek, dated August 30, 1999. The proposed transaction was not consummated and recovery of the amount due under the promissory note was doubtful. As a result, as of August 31, 2000, the promissory note receivable was offset by a full allowance for realization.

During the period from inception to May 31, 2008, the Company has engaged in no significant operations other than organizational activities, acquisition of capital, preparation and filing of the registration of its securities under the Securities Exchange Act of 1934, as amended, compliance with its periodical reporting requirements, and efforts to locate a suitable merger or acquisition candidate. No revenues were received by the Company during this period.

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

Plan of Operations and Need for Additional Financing

The Company's plan of operations since August 31, 2001 was to remain dormant in order to avoid incurring legal and accounting fees related to compliance with its reporting obligations. However, in February 2004 there was a change of control, and the Company elected to begin taking the steps necessary to file all delinquent reports and to once again become current in compliance with its reporting obligations under the Securities Exchange Act of 1934. As of the date of filing of this report on Form 10QSB for the period ended May 31, 2008, the Company has completed the filing of all delinquent periodic reports and is current with its periodic reporting obligations under the Securities Exchange Act of 1934.

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



SUNBURST ACQUISITIONS III, INC.

By: /S/ Scott Mac Caughern
    ----------------------
    Scott Mac Caughern
    (Principal Executive, Financial
    and Accounting Officer and Director)


Date: July 25, 2008