Form 10-K
period 2008-08-31
PERCIPIO BIOTHERAPEUTICS, INC.
filed 2009-02-13
CIK 1046120

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One):

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended August 31, 2008
OR
☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number  0-23559

PERCIPIO BIOTHERAPEUTICS, INC.
 (Exact Name of Registrant as Specified in its Charter)
Nevada	84-14320001
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10990 Wilshire Blvd., Suite 1410, Los Angeles, CA	90024
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (866) 963-2220

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☑

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☑     No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☑

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. The registrant’s common stock was not trading publicly as of February 29, 2008, the last business day of the registrant’s most recently completed second fiscal quarter.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  As of February 9, 2009, there were 14,891,031 shares of the registrant’s common stock outstanding.

Table of Contents

i

PART I

Item 1. Business

Company Overview

Percipio Biotherapeutics, Inc. (f/k/a Sunburst Acquisitions III, Inc.) ((“Percipio” or the “Company”) was incorporated under the laws of the State of Colorado on August 27, 1997, and is a development-stage biotechnology company based in Los Angeles.  In August 2008, the Company issued convertible notes in the amount of $150,000 and entered into a license agreement which gives the company exclusive rights to protein therapeutics being developed for the treatment of cancer and drug-resistant bacterial infections (e.g. MRSA).

On September 30, 2008, the Company consummated a migratory merger whereby Sunburst Acquisition III, Inc., a Colorado corporation was merged into Sunburst Acquisition III, Inc., a Nevada corporation.  The Nevada entity was a newly formed wholly-owned subsidiary of the Company.

Effective October 29, 2008, the Company changed its name to Percipio Biotherapeutics, Inc. The name change was effectuated by merging a wholly owned subsidiary of the Company into the Company with the Company as the surviving entity.

In addition, effective October 29, 2008, the Company effected a reverse split of its issued and outstanding shares of common stock as well as it authorized shares of common stock on a 67 for one basis.  In accordance with Nevada law, the Company obtained approval of the Board of Directors to implement the reverse split.  As a result of the reverse split, the authorized shares of common stock will be reduced from 1,000,000,000 to 14,925,373.  Further, the issued and outstanding shares prior to the reverse stock split of 997,699,062 will be 14,891,031 following the reverse stock split.  Including the shares outstanding and options to be issued to management, the fully-diluted shares outstanding following the reverse stock split will be 18,275,081 shares.

PRIOR BUSINESS ACTIVITIES

As of August 30, 1999, the Company entered into an Agreement and Plan of Reorganization with American Recruitment Conferences, Inc., a California corporation ("ARC"), and Workseek.com, a California corporation ("Workseek"). ARC and Workseek, which are affiliated companies, were to be acquired by the Company in a reverse acquisition transaction, resulting in the shareholders of ARC and Workseek obtaining control over the Company. A series of transactions were contemplated by the agreement with ARC, including implementation of a 16.16-to-1 forward split, voluntary surrender for cancellation of shares by the existing shareholders of the Company, and issuance of new shares to the ARC and Workseek shareholders.

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

CURRENT BUSINESS ACTIVITIES

The Company is currently engaged in preclinical development of PB102 and PB108, including the preparation and revision of clinical development plans ..  In addition, the Company is seeking additional financing to further develop its internal drug candidates (PB102 and PB108) and to launch an internal drug discovery program, which will seek combination therapies for drug-resistant bacterial infections and diseases of aging.  There is no guarantee that we will be successful in obtaining financing at all or if we do obtain financing that such financing will be on acceptable terms.  Our efforts are supported in part through academic collaborations with researchers from the United States and the United Kingdom.

PB102 is a chimeric monoclonal anti-CD55 antibody, which was originally licensed from and developed by Cancer Research Technology and Dr. Lindy Durrant at the University of Nottingham.  CD55 protein is expressed at high density on the surface of most cancer cells and acts as a ‘mask’ to hide cancer cells from immune system.  Because of this, the anti-CD55 monoclonal antibody has multiple potential therapeutic uses.  These include use as a monotherapy, in combination with existing therapeutics (e.g. Rituxan), or as a vehicle for cancer-specific toxin delivery.

Colorectal cancer monotherapy is a likely indication for PB102. Targeted cancer therapies do not typically replace other drugs.  They are often added to therapy regimes, having the effect of adding to the total colorectal cancer market.  Some regimes are also increasing from two to three drugs, creating additional market opportunity.  In addition to colorectal cancer, CD55 has broad applicability in other cancers given that CD55 is over-expressed on 80% of solid tumors as well as in some lymphomas.  This includes potential for treating breast and lung cancers as well.  The parent antibody of PB102 has already been used safely in over 100 human patients in diagnostic cancer imaging studies.  This data, along with in silico studies performed on the chimeric version indicate promise that PB102 will be safe and non-immunogenic.

PB108 is a novel cytokine that is attractive as a novel anti-bacterial agent for antibiotic-resistant infections.  In vivo studies in mice have demonstrated that PB108 was able to induce a memory humoral immune response to MRSA. These results suggest that PB108 may have utility as an antibacterial agent when used on a preventative basis, or post-infection. The type of immune response generated also demonstrates its potential utility as a vaccine adjuvant. Furthermore and importantly, unlike conventional antibiotics, PB108 is not directly susceptible to the development of pathogen resistance and so may have particular utility in the hospital setting.

Methicillin-resistant Staphylococcus aureus (MRSA) is responsible for various infections which may lead to death at times.  We believe there is continued strong demand for therapeutics that have favorable safety profiles and are unlikely to be susceptible to bacterial resistance.

Internal drug discovery work will focus on the screening of libraries of approved drugs for cocktail therapies in two primary areas: (1) MRSA and other antibiotic-resistant bacterial infections; and (2) diseases of aging as evidenced in model organism lifespan studies and other physiological and biochemical biomarkers.  Through partnership with a collaborator, stochastic search algorithms will be employed to discover efficacious combination therapies.

License Agreements

On August 21, 2008, the Company entered into two exclusive intellectual property licensing agreements (the "Licenses") with Hamilton Atlantic (the "Licensee"), a Cayman Islands company.  One of the Licenses is for certain intellectual property that may be useful in development of a therapeutic for human cancers (the "Cancer Therapeutic License").  The other License is for intellectual property that may be useful in development of therapeutics for antibiotic-resistant bacterial infections, including MRSA (the "MRSA Therapeutic License").  The Cancer Therapeutic License provides the Company with the exclusive right to utilize the intellectual property to develop products worldwide.  The MRSA Therapeutic License provides the Company with the exclusive right to utilize the intellectual property to develop products worldwide, except the Company did not license the right to develop therapeutics for MRSA and C.difficile, which both are types of antibiotic-resistant bacterial infections, within the countries of the European Union. Under the terms of the Licenses, the Company is required to pay the Licensee 1% of net sales on all licensed products and 2% of all payments received by the Company through sub-licensee fees for any products developed using the intellectual property.  All payments are due within 30 business days of the end of each quarter and 6% interest shall accrue on all payments the Company fails to make.  The intellectual property subject to the Licenses is in the development stage and there is no guarantee that the Company will be able to commercially exploit such intellectual property.

On October 21, 2008, the Company entered into an exclusive and worldwide license agreement (the “License”) with Cancer Research Technology (“CRT”).  The License, in combination with license agreements entered into by the Company on August 21, 2008 with Hamilton Atlantic, provides the Company with exclusive and worldwide rights necessary for the development of products derived from monoclonal antibodies previously discovered by researchers funded by Cancer Research UK.  For the License, the Company will make upfront payments to CRT and for any therapeutic products developed using the intellectual property, the Company will owe royalties to CRT based on gross sales revenue or any sub-license fees received.  Upon any of the products obtaining significant regulatory or marketing designations, the Company will be responsible for making milestone payments to CRT.  For therapeutic products, no milestone payments will be due until a product receives an Investigational New Drug designation.  The License describes a development plan that must be followed by the Company.  The intellectual property subject to the License is in the development stage and there is no guarantee that the Company will be able to commercially exploit such intellectual property.

Item 1A.  Risk Factors.

Not required.

Item 1B.  Unresolved Staff Comments.

Not required.

Item 2.  Properties.

We currently operate from the offices of Bristol Capital Advisors, LLC at 10990 Wilshire Blvd., Suite 1410, Los Angeles, California. Bristol Capital Advisers, LLC is the investment manager of Bristol Investment Fund, Ltd., which holds a significant equity stake in the Company.  In addition, our Chief Financial Officer is also a director of Bristol Investment Fund, Ltd. (see section entitled “Certain Relationships and Related Transactions”).

Item 3.  Legal Proceedings.

From time to time, we may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims that we believe will have, individually or in the aggregate, a material adverse affect on our business, financial condition or operating results.

Item 4.  Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended August 31, 2008.

PART II

Item 5.  Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

At this time there is no public trading market for our common stock. As of February 9, 2009, we have a total of 14,891,031 shares of our common stock outstanding.

Holders

We currently have 79 record holders of our common stock.

Dividends

We have not paid any cash dividends and we currently intend to retain any future earnings to fund the development and growth of our business. Any future determination to pay dividends on our common stock will depend upon our results of operations, financial condition and capital requirements, applicable restrictions under any credit facilities or other contractual arrangements and such other factors deemed relevant by our Board of Directors.

Equity Compensation Plan Information

Information relating to compensation plans under which our equity securities are authorized for issuance is set forth in Item 12 of this report under “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Item 6. Selected Financial Data

Not required

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our results of operations and financial condition for the years ended August 31, 2008 and 2007 should be read in conjunction with our financial statements and the notes to those financial statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the “Business” section and elsewhere in this report. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements. All forward-looking statements included in this report are based on information available to us on the date hereof and, except as required by law, we assume no obligation to update any such forward-looking statements.

Overview

Percipio Biotherapeutics, Inc.( f/k/a Sunburst Acquisitions III, Inc.)  (“Percipio” or the “Company”) was incorporated under the laws of the State of Colorado on August 27, 1997, and is a development-stage biotechnology company based in Los Angeles.  In August 2008, the Company issued convertible notes in the amount of $150,000 and entered into a license agreement which gives the company exclusive rights to protein therapeutics being developed for the treatment of cancer and drug-resistant bacterial infections (e.g. MRSA).

Prior to August 2008 the Company's only activities had consisted of the raising of capital and efforts to seek one or more properties or businesses for acquisition.

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

In July 2008 the holders of all of the outstanding notes payable converted their notes into shares of the Company’s common stock  as provided for under the terms of the notes at a price of $0.0015 per common share.

On July 28, 2008, the Company issued notes convertible into the Company’s common shares to three (3) investors.  As a consequence of the difficulty in obtaining financing, in lieu of interest and as additional financing costs, the Company issued 906,912,000  shares of the Company’s common stock to the holders of the notes, giving the investors, as a group, control over the Company.  We valued the shares issued to these investors at $0.0015 per share based on the conversion price at which the prior noteholders had recently converted their notes.  We recorded a total of $1,360,368 in financing costs on this transaction.

On August 6, 2008. the Company hired a new Chief Executive Officer, Robert Brooke, and Chief Financial Officer, Richard McKilligan.

On August 21, 2008, the Company entered into a license agreement with Hamilton Atlantic, which gives the Company exclusive rights to protein therapeutics being developed for the treatment of cancer and drug-resistant bacterial infections (e.g. MRSA).  Hamilton Atlantic is owned by two of the three holders of the notes that the Company issued on July 28, 2008.

Plan of Operations in the next 12 months

Our plan of operation for the remainder of the current fiscal year and for the next fiscal year is to attempt to secure financing in order to develop the protein therapeutics under the license agreement with Hamilton Atlantic.

The Company will require additional capital in order to meet its cash needs for the next year, including the costs of compliance with the continuing reporting requirements of the Securities Exchange Act of 1934, as amended.

During the period from inception to July 28, 2008, the Company had engaged in no significant operations other than organizational activities, acquisition of capital, preparation and filing of the registration of its securities under the Securities Exchange Act of 1934, as amended, compliance with its periodical reporting requirements, and efforts to locate a suitable merger or acquisition candidate including the Workseek transaction disclosed above. No revenues were received by the Company during this period.

Liquidity and Capital Resources

As of August 31, 2008, the Company remains in the development stage. For the fiscal years ended August 31, 2008 and 2007, the Company's balance sheet reflects current asset and total assets of $139,141 and $155, respectively, and total current liabilities of $17,509 and $67,105, respectively.

On July 28, 2008, the Company issued notes convertible into the Company’s common shares to three (3) investors.  As a consequence of the difficulty in obtaining financing, in lieu of interest and as additional financing costs, the Company issued 13,536,000 shares (906,912,000 shares before the effect of the reverse split) of the Company’s common stock to the holders of the notes, giving the investors, as a group, control over the Company.  We valued the shares issued to these investors at $0.0015 per share based on the conversion price at which the prior noteholders had recently converted their notes.  We recorded a total of $1,360,368 in financing costs on this transaction.

The Company is currently seeking additional financing to develop internal drug discovery efforts seeking combination therapies for drug-resistant bacterial infections and diseases of aging.  The Company expects that it will need $250,000 for the next 12 months.  There is no guarantee that we will be successful in obtaining financing at all or if we do obtain financing that such financing will be on terms acceptable.

Results of Operations

During the period from August 27, 1997 (inception) through August 31, 2007, the Company had accumulated a deficit of $2,140,153.  This deficit is primarily the result of a $2,000,000 valuation allowance taken against a promissory note from American Recruitment Conferences, Inc., a California corporation ("ARC") and Workseek.com, Inc., a California corporation ("Workseek"). The Workseek promissory note was issued to the Company to evidence a loan made in conjunction with execution of an Agreement and Plan of Reorganizaton with ARC and Workseek, dated August 30, 1999. The proposed transaction was not consummated and recovery of the amount due under the promissory note was doubtful. As a result, as of August 31, 2000, the promissory note receivable was offset by a full allowance for realization.

During the year ended August 31, 2008, the Company incurred a net loss of $1,746,789, primarily attributable to the  financing costs amounting to $1,360,368, associated with the July 2008 note issuance which were paid in the form of the Company’s commons shares and the fair value of the vested stock options granted to employees amounting to $338,329.

Off Balance Sheet Arrangements

The Company does not have any Off-Balance Sheet arrangements.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

Not required.

Item 8.  Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Percipio Biotherapeutics, Inc.
(Formerly Sunburst Acquisitions, III)
Los Angeles, California

We have audited the balance sheet of Percipio Biotherapeutics, Inc. (formerly Sunburst Acquisitons, III), a development stage company, (the “Company”) as of August 31, 2008, and the related statements of operations, stockholders’ deficiency and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Percipio Biotherapeutics, Inc. as of August 31, 2008 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has not yet commenced any revenue generating operations which has resulted in a stockholders' deficiency. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Weinberg and Company, P.A.

January 16, 2009
Los Angeles, California

Larry O'Donnell, CPA, P.C.
Telephone (303) 745-4545	2228 South Fraser Street
Unit 1
Aurora, Colorado 80014

Report of Independent Registered Public Accounting Firm

Board of Directors
Percipio Biotherapeutics, Inc. formerly Sunburst Acquisition III, Inc.

I have audited the accompanying balance sheet of Percipio Biotherapeutics, Inc. Sunburst Acquisition III, Inc. as of August 31, 2007, and the related statements of operations, changes in stockholders’ equity and cash flows for each of the two fiscal years then ended and for the period from inception August 27, 1997 to August 31, 2007.  These financial statements are the responsibility of the Company’s management.  My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Percipio Biotherapeutics, Inc. Sunburst Acquisition III, Inc. as of August 31, 2007, and the results of its operations and their cash flows for each of the two fiscal years then ended and for the period from inception August 27, 1997 to August 31, 2007, in conformity with generally accepted accounting principles in the United States of America.

Larry O'Donnell, CPA, P.C.

October 17, 2007

Percipio Biotherapeutics, Inc.
(Formerly Sunburst Acquisitions III, Inc.)
(A development stage company)
Balance Sheets

	August 31,	August 31,
	2008	2007

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$133,725	$155
Other current assets	2,500	-

TOTAL CURRENT ASSETS	136,225	155

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $0 and $0	2,916	-

TOTAL ASSETS	$139,141	$155

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
Accounts payable	$8,759	$-
Due to employees	8,750	-
10% Convertible notes payable	-	67,105
TOTAL CURRENT LIABILITIES	17,509	67,105

Convertible notes payable	150,000	-

TOTAL LIABILITIES	167,509	67,105

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIENCY
Preferred stock; $0.0001 par value; 100,000,000 shares authorized; no shares issued and outstanding
Common stock; $0.0001 par value; 1,000,000,000 shares authorized; 14,891,031 and 497,072 shares issued and outstanding	1,490	50
Additional paid-in capital	3,857,084	2,073,153
Accumulated deficit	(3,886,942)	(2,140,153)

TOTAL STOCKHOLDERS' DEFICIENCY	(28,368)	(66,950)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$139,141	$155

See notes to financial statements

Percipio Biotherapeutics, Inc.
(Formerly Sunburst Acquisitions III, Inc.)
(A development stage company)
Statements of Operations

	For the years ended August 31,		For the period from August 27, 1997 (Inception) to August 31,
	2008	2007	2008

REVENUES	$-	$-	$1,066

GENERAL AND ADMINISTRATIVE EXPENSES:
Salaries and wages	347,079	-	347,079
Other expenses	33,822	15,987	2,164,141

LOSS FROM OPERATIONS	(380,901)	(15,987)	(2,510,154)

OTHER EXPENSES
Financing cost	1,360,368		1,360,368
Interest expense	5,520	4,605	16,420

NET LOSS	$(1,746,789)	$(20,592)	$(3,886,942)

NET LOSS PER SHARE:
BASIC AND DILUTED	$(1.03)	$(0.04)

WEIGHTED AVERAGE SHARES OUTSTANDING:
BASIC AND DILUTED	1,696,569	497,072

See notes to financial statements

Percipio Biotherapeutics, Inc.
(Formerly Sunburst Acquisitions III, Inc.)
(A development stage company)
Statement of Stockholders' Deficiency

					Common	Additional		Total
	Preferred Stock		Common stock		Stock	paid-in	Accumulated	stockholders'
	Shares	Amount	Shares	Amount	Subscribed	capital	Deficit	equity

Preferred stock issued for cash, August 27,1997 at $0.001 per share	1,194	$8,000	-	$-	$-	$-	$-	$8,000

Common stock issued for services, August 27, 1997 at $0.000062 per share			466,711	47	-	1,888	-	1,935

Net loss for the period ended August 31, 1997							(1,935)	(1,935)

Balance, August 31, 1997	1,194	8,000	466,711	47	-	1,888	(1,935)	8,000

Rent at no charge					-	600		600

Common stock issued for services, August 1998 at $0.00186 per share	-	-	24,120	2	-	2,998	-	3,000

Net loss for the period ended August 31, 1998							(10,305)	(10,305)

Balance, August 31, 1998	1,194	8,000	490,831	49	-	5,486	(12,240)	1,295

Rent at no charge					-	600		600

Common stock issued for services, January 1999 at $0.00155 per share	-	-	72,359	7	-	7,493	-	7,500

Preferred stock converted to common, May 1999 at $0.00309 per share	(1,194)	(8,000)	38,592	4	-	7,996	-	0

Common stock subscribed, year ended August 31, 1999	-	-	-	-	2,000,000	-	-	2,000,000

Net loss for the period ended August 31, 1999							(9,031)	(9,031)

Balance, August 31, 1999	-	-	601,782	60	2,000,000	21,575	(21,271)	2,000,364

Rent at no charge					-	600		600

Issuance of commons stock subscribed, September 1999 at $2.00 per share	-	-	14,926	2	(2,000,000)	1,999,998	-	0

Voluntary cancellation of outstanding shares, September 1999	-	-	(119,636)	(12)		12	-	0

Expenses paid by shareholder	-	-	-	-	-	1,444	-	1,444

Net loss for the period ended August 31, 2000							(2,022,917)	(2,022,917)

Balance, August 31, 2000	-	-	497,072	50	-	2,023,629	(2,044,188)	(20,509)

Rent at no charge					-	600		600

Expenses paid by shareholder	-	-	-	-	-	30,962	-	30,962

Net loss for the period ended August 31, 2001							(14,361)	(14,361)

Balance, August 31, 2001	-	-	497,072	50	-	2,055,191	(2,058,549)	(3,308)

Rent at no charge					-	600		600

Expenses paid by shareholder	-	-	-	-	-	11,884	-	11,884

Net loss for the period ended August 31, 2002							(9,168)	(9,168)

Balance, August 31, 2002	-	-	497,072	50	-	2,067,675	(2,067,717)	8

Rent at no charge					-	600		600

Net loss for the period ended August 31, 2003							(2,478)	(2,478)

Balance, August 31, 2003	-	-	497,072	50	-	2,068,275	(2,070,195)	(1,870)

Rent at no charge					-	600		600

Expenses paid by shareholder	-	-	-	-	-	1,540	-	1,540

Net loss for the period ended August 31, 2004							(22,348)	(22,348)

Balance, August 31, 2004	-	-	497,072	50	-	2,070,415	(2,092,543)	(22,078)

Rent at no charge					-	600		600

Expenses paid by shareholder	-	-	-	-	-	100	-	100

Net loss for the period ended August 31, 2005							(8,094)	(8,094)

Balance, August 31, 2005	-	-	497,072	50	-	2,071,115	(2,100,637)	(29,472)

Rent at no charge					-	600		600

Expenses paid by shareholder	-	-	-	-	-	838	-	838

Net loss for the period ended August 31, 2006							(18,924)	(18,924)

Balance, August 31, 2006	-	-	497,072	50	-	2,072,553	(2,119,561)	(46,958)

Rent at no charge					-	600		600

Net loss for the period ended August 31, 2007							(20,592)	(20,592)

Balance, August 31, 2007	-	-	497,072	50	-	2,073,153	(2,140,153)	(66,950)

Rent at no charge					-	449		449

Notes converted into common at $0.0015 per share	-	-	857,959	86		86,139	-	86,225

Fair value of shares issued as financing costs at $0.0015 per share			13,536,000	1,354		1,359,014	-	1,360,368

Fair value of options issued to employees						338,329		338,329

Net loss for the period ended August 31, 2008							(1,746,789)	(1,746,789)

Balance, August 31, 2008	-	$-	14,891,031	$1,490	$-	$3,857,084	$(3,886,942)	$(28,368)

See notes to financial statements

Percipio Biotherapeutics, Inc.
(Formerly Sunburst Acquisitions III, Inc.)
(A development stage company)
Statements of Cash Flows

			For the period
			from
	Years		August 27, 1997
	ended August 31,		(Inception) to
	2008	2007	August 31, 2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,746,789)	$(20,592)	$(3,886,942)
Adjustment to reconcile net loss to net cash used in operating activities:
Fair value of vested stock options	338,329	-	338,329
Fair value of shares issued as financing cost	1,360,368		1,360,368
Rent and other expenses recorded as contributed capital	449	600	53,216
Fair value of common stock issued as consulting fees			4,935

Changes in assets and liabilities:
Other current assets	(2,500)	-	(2,500)
Accounts payable and accrued liabilities	8,759	-	8,759
Due to employees	8,750	-	8,750
Accrued interest on notes payable	5,520	-	16,420

Net cash used in operating activities	(27,114)	(19,992)	(2,098,665)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of furniture and equipment	(2,916)	-	(2,916)
Net cash used in investing activities	(2,916)	-	(2,916)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of convertible notes payable	163,600	18,605	219,805
Issuance of common stock			2,015,501

Net cash provided by financing activities	163,600	18,605	2,235,306

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	133,570	(1,387)	133,725

CASH AND CASH EQUIVALENTS, Beginning of period	155	1,542	-

CASH AND CASH EQUIVALENTS, End of period	$133,725	$155	$133,725

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Taxes paid	$-	$-	$-
Interest paid	$-	$-	$-

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Conversion of notes payable and interest to common stock	$86,225	-	$86,225

See notes to financial statements

PERCIPIO BIOTHERAPEUTICS, INC.

(FORMERLY SUNBURST ACQUISITIONS III, INC.)

(A development stage company)

NOTES TO THE FINANCIALS STATEMENTS FOR THE YEARS

ENDED AUGUST 31, 2008 AND 2007

1.        Organization

Sunburst Acquisitions III, Inc. was incorporated under the laws of the State of Colorado on August 27, 1997, and is a development stage company. On August 22, 2008, the Company’s board of directors approved the Migratory Merger which is pursuant to an agreement and plan of merger between Sunburst Acquisitions III, inc. a Colorado company and Sunburst Acquisitions III, Inc., a Nevada corporation (“New Company”).

The Migratory Merger will effect a change in the legal domicile of the Company from Colorado to Nevada.  In addition, upon consummation of the Migratory Merger, the daily business operations of New Company will continue as they are presently conducted by the Company, at the Company's principal executive offices at 10990 Wilshire Blvd., Suite 1410, Los Angeles, California 90024. The authorized capital stock of New Company will consist of 1,000,000,000 shares of New Company Common Stock and 100,000,000 shares of preferred stock, $0.0001 par value per share.

Effective October 29, 2008, the Company changed its name from Sunburst Acquisitions III, Inc. to Percipio Biotherapeutics, Inc. The name change was effectuated by merging a wholly owned subsidiary of the Company into the Company with the Company as the surviving entity.

Also effective October 29, 2008, the Company effected a reverse split of its issued and outstanding shares of common stock as well as it authorized shares of common stock on a sixty-seven (67) for one basis.  In accordance with Nevada law, the Company obtained approval of the Board of Directors to implement the reverse split.  As a result of the reverse split, the authorized shares of common stock was reduced from 1,000,000,000 to 14,925,373.  Further, the issued and outstanding shares prior to the reverse stock split of 997,699,062 are 14,891,081 following the reverse stock split.  Including the shares outstanding and options to be issued to management, the fully-diluted shares outstanding following the reverse stock split was 18,275,081 shares.  The outstanding shares and per share calculations have been retroactively adjusted to effect the reverse split as if it occurred at the beginning of the earliest period presented.

The Company is considered a “development stage company” as defined in SFAS No. 7, “Accounting and Reporting by Development Stage Enterprises”, as it has not yet commenced any revenue-generating operations, does not have any cash flows from operations, and is dependent on debt and equity financing to finance its operations.  The Company has selected August 31 as its fiscal year end.

The Company’s financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of the Company’s assets and the satisfaction of its liabilities. The Company is in the development stage and has not generated revenues from operations to date.

The Company is currently seeking additional financing to develop internal drug discovery efforts seeking combination therapies from drug-resistant bacterial infections and diseases of aging.

Since inception, the Company has not yet commenced any revenue generating operations.  Through August 31, 2008, the Company has incurred accumulated losses of approximately $3,886,000. Successful completion of the Company’s development programs and its transition to attaining profitable operations is dependent upon obtaining financing adequate to complete its product development and the successful market introduction of its product and services.

2.        Summary of Significant Accounting Policies

Loss per Share

We compute net loss per share in accordance with SFAS No. 128, Earnings Per Share (“SFAS 128”). Under the provisions of SFAS 128, basic loss per share is computed by dividing net loss by the weighted average number of common stock shares outstanding during the periods presented. Diluted earnings would customarily include, if dilutive, potential common stock shares issuable upon the exercise of stock options and warrants. The dilutive effect of outstanding stock options and warrants is reflected in earnings per share in accordance with SFAS 128 by application of the treasury stock method. For the periods presented, the computation of diluted loss per share equaled basic loss per share as the inclusion of any dilutive instruments would have had an antidilutive effect on the earnings per share calculation in the periods presented.

The following potential common shares have been excluded from the computation of diluted net loss per share since their effect would have been antidilutive:

	For the Year Ended
	August 31,
	2008	2007
Stock Options	3,384,000	-

Financial Instruments

The carrying amounts reported in the balance sheets for cash and cash equivalents, other current assets, accounts payable and due to employees approximate fair value because of the immediate or short-term maturity of these items. The carrying amounts of convertible notes payable approximate fair value, because the related effective rates on these instruments approximate rates currently available to the Company.

Cash and Cash Equivalents

For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

Use of Estimates

The preparation of the Company's financial statements in conformity with generally accepted accounting principles requires the Company's management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. Actual results could differ from those estimates.

Impairment of Long-Lived Assets

SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” requires that long-lived assets to be disposed of by sale, including those of discontinued operations, be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. SFAS No. 144 also establishes a “primary-asset” approach to determine the cash flow estimation period for a group of assets and liabilities that represents the unit of accounting for a long-lived asset to be held and used. Management regularly reviews property, equipment and other long-lived assets for possible impairment in accordance with SFAS No. 144 and based upon this review believes there is no impairment at August 31, 2008 or 2007.

Stock Based Compensation

The Company periodically issues stock options and warrants to employees and non-employees in capital raising transactions, for services and for financing costs. The Company adopted SFAS No. 123R effective January 1, 2006, and is using the modified prospective method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS No. 123R for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123R for all awards granted to employees prior to the effective date of SFAS No. 123R that remain unvested on the effective date.

The Company accounts for stock option and warrant grants issued and vesting to non-employees in accordance with EITF No. 96-18: “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” and EITF No. 00-18: “Accounting Recognition for Certain Transactions involving Equity Instruments Granted to Other Than Employees” whereas the value of the stock compensation is based upon the measurement date as determined at either a) the date at which a performance commitment is reached, or b) at the date at which the necessary performance to earn the equity instruments is complete.

Income Taxes

Income taxes are accounted for under SFAS No. 109, Accounting for Income Taxes (“SFAS 109”), using the liability method. Under SFAS 109, deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities, and are measured using the enacted tax rates and laws that are expected to be in effect when the differences reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

The significant components of the provision for income taxes for the years ended August 31, 2008 and 2007 were $0 and $0, respectively, for the current state provision. There was no state deferred or federal tax provision.

Due to our current net loss position, we have provided a valuation allowance in full on our net deferred tax assets in accordance with SFAS 109 and in light of the uncertainty regarding ultimate realization of the net deferred tax assets.

Recently Issued Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements," which provides enhanced guidance for using fair value to measure assets and liabilities. SFAS No. 157 provides a common definition of fair value and establishes a framework to make the measurement of fair value in generally accepted accounting principles more consistent and comparable. SFAS No. 157 also requires expanded disclosures to provide information about the extent to which fair value is used to measure assets and liabilities, the methods and assumptions used to measure fair value, and the effect of fair value measures on earnings. SFAS No. 157 is effective for financial statements issued in fiscal years beginning after November 15, 2007 and to interim periods within those fiscal years.

In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115” (SFAS 159).  SFAS 159, which becomes effective for the Company on January 1, 2008, permits companies to choose to measure many financial instruments and certain other items at fair value and report unrealized gains and losses in earnings.  Such accounting is optional and is generally to be applied instrument by instrument.

In December 2007, the FASB issued FASB Statement No. 141 (R), “Business Combinations” (“FAS 141(R)”), which establishes accounting principles and disclosure requirements for all transactions in which a company obtains control over another business. FAS 141 (R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Earlier adoption is prohibited.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51”. SFAS No. 160 establishes accounting and reporting standards that require that the ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity; the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income; and changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently. SFAS No. 160 also requires that any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value when a subsidiary is deconsolidated. SFAS No. 160 also sets forth the disclosure requirements to identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. SFAS No. 160 must be applied prospectively as of the beginning of the fiscal year in which it is initially applied, except for the presentation and disclosure requirements. The presentation and disclosure requirements are applied retrospectively for all periods presented.

In March 2008, the FASB issued SFAS No. 161 (FAS 161), “Disclosures About Derivative Instruments and Hedging Activities an amendment of FAS 133.” FAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. FAS 161 is effective for fiscal years beginning after November 15, 2008. The Company does not expect the implementation of FAS 161 to have a material impact on its consolidated financial statements.

The Company does not believe that the adoption of the above recent pronouncements will have a material effect on the Company’s consolidated results of operations, financial position, or cash flows.

3.           Property and Equipment

Property and equipment consists of the following as of August 31, 2008 and 2007:

	August 31, 2008	August 31, 2007

Computer equipment	$2,916	$-
	2,916	-
Less accumulated depreciation	(0)	-
	$2,916	$-

The computer equipment was acquired at the end of the fiscal year and no depreciation expense was recorded for the years ended August 31, 2008 or 2007.

4.        Convertible Notes Payable

Convertible notes payable consist of the following as of August 31, 2008 and 2007:

	August 31, 2008	August 31, 2007

(a) Convertible notes payable	$150,000	$-
(b) 10% Convertible notes payable	–	67,105

	150,000	67,105
Less current portion	-	67,105
Long term	$150,000	$-

(a)           On July 28, 2008, the Company entered into a financing agreement with three (3) accredited investors pursuant to which the Company issued convertible promissory notes in the principal amount of $150,000.  The notes are non-interest bearing, unsecured with maturity date of August 6, 2010.  As a consequence of the difficulty in obtaining financing, in lieu of interest and as additional financing costs, the Company issued 13,536,000 shares of the Company’s common stock to the holders of the notes, giving the investors, as a group, control over the Company.  We valued the shares issued to these investors at $0.0015 per share based on the conversion price at which the prior noteholders had recently converted their notes.  We recorded a total of $1,360,368 in financing costs on this transaction that is reflected in the accompanying statement of operations for the year ended August 31, 2008.

The Convertible notes mature on the second anniversary of the date of issuance (the "Maturity Date").  The Company may prepay the notes at anytime upon five days written notice to the holder.  If upon the closing of the  Company’s next equity financing in which the Company sells newly-issued shares of its equity securities or securities convertible into equity securities and the Company receives gross cash proceeds of $1,000,000 or more  (the “Subsequent Financing”) on or before the Maturity Date, the investors may elect to (i) convert the outstanding principal of the notes into the securities issued in connection with such Subsequent Financing at a conversion price equal to 75% of the per share or unit purchase price of the Subsequent Financing  or (ii) receive payment in cash of the outstanding amount due under the notes.

(b)           Prior to August 31, 2007, the Company issued $67,105 of 10% convertible notes to various shareholders.  The Company issued an additional $13,600 of these notes during the year ended August 31, 2008.  The notes plus interest were due within thirty days after a demand is made in writing by the holders.  The notes were secured by all assets of the Company.  In July 2008 the holders of all of the 10% notes payable, amounting to $86,225, including $16,420 of accrued interest, converted their notes into 857,959 shares of the Company’s common stock as provided for under the terms of the notes at a price of $0.0015 per common share.

5.        Stock Options

On August 6, 2008 the Company granted options to purchase 3,384,000 shares (after giving effect to the reverse split) of common stock to its management with an exercise price of $0.00067 per share.   The options vested immediately and were valued at $338,329 using a Black-Scholes valuation model with the following assumptions; no dividend yield, risk free interest rate of 4.5%, expected volatility of 150%, and an expected term of the options of three years. Stock based compensation expense of $338,329 and $0 were recognized during the years ended August 31, 2008 and 2007.

At August 31, 2008 options outstanding are as follows:

	Number of Options	Weighted Average Exercise Price
Balance at September 1, 2007	—	$0.00
Granted	3,384,000	$0.00067
Exercised	—	—
Cancelled	—	$0.00
Balance at August 31, 2008	3,384,000	$0.00067

As of August 31, 2008, all of the outstanding stock options were exercisable and had no intrinsic value.

6.        Related Party Transactions

Until August 1, 208, the Company's former President provided office space at no charge to the Company. For purposes of the financial statements, the Company accrued $450 during the year ended August 31, 2008 as additional paid-in capital for this use.

On August 21, 2008, the Company entered into a license agreement with Hamilton Atlantic, which gives the Company exclusive rights to protein therapeutics being developed for the treatment of cancer and drug-resistant bacterial infections (e.g. MRSA).  Hamilton Atlantic is owned by two of the three holders of the notes and common stock that the Company issued on July 28, 2008 in a transaction that gave control of the Company to those three stockholders as a group.

7.        Income Taxes

The Company has Federal net operating loss carryforwards of approximately $2,137,000 expiring during the years 2018 and 2027. The tax benefit of these net operating losses is approximately $427,000 and has been offset by a full allowance for realization. This carryforward may be limited upon the consummation of a business combination under IRC Section 381.  For the years ended August 31, 2008 and 2007, the valuation allowance increased by approximately $4,000 and $3,600, respectively.

8.        Subsequent Events

On December 12, 2008, the Company amended its Certificate of Incorporation to increase the number of authorized shares of common stock from 14,925,373 shares to 250,000,000 shares and authorized shares of preferred stock, par value $.0001 per share from 1,492,537 shares to 10,000,000 shares.

Also on December 12, 2008, the Company adopted the 2008 Equity Compensation Plan, which reserves 6,000,000 shares of common stock to be awarded under the plan.  The Company granted 3,384,000 options expiring on August 6, 2013 at an exercise price of $0.00067 per share to management on December 12, 2008.

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

There were no changes in or disagreements with our accountants on accounting and financial disclosure during the last two fiscal years.

Item9A (T).  Controls and Procedures

Management’s Report on Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our president and chief executive officer (who is acting as our principal executive officer) and our principal financial officer and principle accounting officer to allow for timely decisions regarding required disclosure.

As of August 31, 2008, the end of our fiscal year covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States. Our management assessed the effectiveness of our internal control over financial reporting as of August 31, 2008. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Our management has concluded that, as of August 31, 2008, our internal control over financial reporting is effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US generally accepted accounting principles. Our management reviewed the results of their assessment with our Board of Directors.

This annual report does not include an attestation report of our company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit our company to provide only management’s report in this annual report.

Inherent limitations on effectiveness of controls

Internal control over financial reporting has inherent limitations which include but is not limited to the use of independent professionals for advice and guidance, interpretation of existing and/or changing rules and principles, segregation of management duties, scale of organization, and personnel factors. Internal control over financial reporting is a process which involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements on a timely basis, however these inherent limitations are known features of the financial reporting process and it is possible to design into the process safeguards to reduce, though not eliminate, this risk. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the year ended August 31, 2008 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.  Other Information.

None

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The following table identifies our current executive officers and directors, their respective offices and positions, and their respective dates of election or appointment:

Name	Age	Position	Date of Appointment
Robert Brooke	28	Chief Executive Officer	August 6, 2008
Richard McKilligan	45	Chief Financial Officer, Secretary and General Counsel	August 6, 2008

All directors hold office until the next annual meeting of stockholders and the election and qualification of their successors. Officers are elected annually by the Board of Directors and serve at the discretion of the Board.

Business Experience Descriptions

Robert Brooke – President and Chairman

Robert Brooke joined Percipio as its Chief Executive Officer in August 2008.  Since July 2004, he was an analyst with Bristol Capital Advisors, LLC, investment manager to Bristol Investment Fund, Ltd.(“Bristol”) which holds a significant equity stake in the Company.  He currently is a Member of the Los Angeles Gerontology Research Group.  He earned a B.S. in Electrical Engineering from Georgia Tech in 2003 and a M.S. in Biomedical Engineering from UCLA in 2005.

Richard McKilligan – Chief Financial Officer

Richard McKilligan earned his law degree from Cornell Law School, his MBA from the University of Chicago and his undergraduate degree in Accountancy from the University of Illinois at Urbana-Champaign. He joined Percipio in August 2008. Mr. McKilligan is also  a director of Bristol Investment Fund, Ltd., which holds a significant equity stake in the Company, and Chief Financial Officer of Derycz Scientific, Inc. of which Bristol Investment Fund, Ltd. also holds a significant equity stake. He was an associate with Morgan, Lewis & Bockius, LLP in their New York and London offices from 2000 until January 2006. He is a member of the State Bar of California, the New York State Bar Association and the Florida Bar.

Family Relationships

There are no family relationships among any of our executive officers or directors.

Involvement in Certain Legal Proceedings
None of the directors or executive officers have, during the past five years:

(a)
had any petition under the federal bankruptcy laws or any state insolvency law filed by or against, or a receiver, fiscal agent or similar officer appointed by a court for the business or property of, such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

(b)	been convicted in a criminal proceeding or subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);
(c)
been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or any federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities, futures, commodities or banking activities; or

(d)
been found by a court of competent jurisdiction (in a civil action), the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment or finding has not been reversed, suspended, or vacated.”

Code of Ethics

We have not yet adopted a written code of ethics that applies to our Chief Executive Officer, Chief Financial Officer, principal accounting officer or persons performing similar functions. We currently are considering the terms of such a code and expect to adopt a code of ethics during the current fiscal year.

Item 11.  Executive Compensation.

Executive Compensation

The following table summarizes all compensation for the last two fiscal years awarded to, earned by or paid to our “named executive officers,” which group includes the Company’s Chief Executive Officer and the Company’s two most highly compensated executive officers who earned more than $100,000 in the last two fiscal years.

SUMMARY COMPENSATION TABLE

Name and principle position	Year	Salary ($)		Bonus ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
(a)	(b)	(c)		(d)	(e)	(f)	(g)	(h)	(i)	(j)
Robert Brooke	2008	-	(1)	-	-	253,747	-	-	-	253,747
Chief Executive Officer	2007	-		-	-	-	-	-	-	-
Richard McKilligan	2008	-	(1)	-	-	84,582	-	-	-	84,582
Chief Financial Officer	2007	-		-	-		-	-	-	-

(1)	No compensation was paid to either Mr. Brooke or Mr. McKilligan until September 2008. However, the Company accrued salary payable of $6,250 for Mr. Brooke and $2,500 for Mr. McKilligan in August 2008

The following table sets forth, at August 31, 2008, information regarding unexercised options for each named executive officer.  There were no stock awards outstanding at June 30, 2008.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable		Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date
(a)	(b)	(c)		(d)	(e)	(f)
Robert Brooke	-	2,538,000	(1)	-	$.00067	8/6/13
Richard McKilligan	-	846,000	(1)	-	$.00067	8/6/13

(1)
Options vested immediately upon grant on August 6, 2008, however, the authorized shares of the Company were insufficient at the time of grant to issue the options so the options were issued in December 2008, after adoption of the 2008 Equity Compensation Plan.

The following table sets forth, for the year ended August 31, 2008, the compensation earned by our directors for the services rendered by them to the Company in all capacities.

DIRECTOR COMPENSATION

Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Robert Brooke	-	-	-	-	-	-	-
Richard McKilligan	-	-	-	-	-	-	-

Employment Agreements

Robert Brooke

Mr. Brooke’s  employment contract as Chief Executive Officer and as a director of the Company has a two year term beginning August 6, 2008. The contract provides an annual salary of $75,000 and included a grant of options to purchase 170,046,000 common shares (2,538,000 shares after giving effect to the reverse stock split) of the Company at an exercise price of $.00001 per share to be issued as soon as practicable after sufficient common shares have been authorized under the Company’s Articles of Incorporation.  No part of Mr. Brooke’s salary is allocated to his duties as a director of the Company. The contract contains no other incentive bonus structure.

Richard McKilligan

Mr. McKilligan’s  employment contract as Chief Financial Officer and as a director of the Company has a two year term beginning August 6 2008. The contract provides an annual salary of $30,000 and included a grant of options to purchase 56,682,000 common shares (846,000 shares after giving effect to the reverse stock split) of the Company at an exercise price of $.00001 per share to be issued as soon as practicable after sufficient common shares have been authorized under the Company’s Articles of Incorporation.  No part of Mr. McKilligan’s salary is allocated to his duties as a director of the Company. The contract contains no other incentive bonus structure

Director Compensation

We intend to compensate non-management directors through stock option and/or restricted stock granted under our 2008 Equity Compensation Plan. At this time, no directors receive compensation for their services as directors.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information, as of February 9, 2009, with respect to the holdings of (1) each person who is the beneficial owner of more than five percent of our common stock, (2) each of our directors, (3) the CEO and each named executive officer, and (4) all of our directors and executive officers as a group.

Beneficial ownership of the common stock is determined in accordance with the rules of the Securities and Exchange Commission and includes any shares of common stock over which a person exercises sole or shared voting or investment powers, or of which a person has a right to acquire ownership at any time within 60 days of February 9, 2009. Except as otherwise indicated, and subject to applicable community property laws, the persons named in this table have sole voting and investment power with respect to all shares of common stock held by them. Applicable percentage ownership in the following table is based on 14,891,031 shares of common stock outstanding as of February 9, 2009, plus, for each person, any securities that person has the right to acquire within 60 days of February 9, 2009.

Unless otherwise indicated below, the address of each of the principal shareholders is c/o Percipio Biotherapeutics, Inc., 10990 Wilshire Blvd., Suite 1410, Los Angeles, California 90024.

Name and Address	Shares Beneficially Owned	Percentage of Class
Bristol Investment Fund, Ltd. (1)	6,429,600	43.2%
Pro-Fund Administration, Ltd. (3)	6,768,000	45.5%
Robert Brooke (3)	2,538,000	14.6%
Richard McKilligan (4)	846,000	5.4%
All Directors and Executive Officers as a group (2 persons)	3,384,000	18.5%

*	Less than 1%
(1)	Paul Kessler exercises investment and voting control over the shares held by Bristol Investment Fund, Ltd.
(2)	Ivan Nygaard exercises investment and voting control over the shares held by Pro-Fund Administration, Ltd
(3)	Includes options to purchase 2,538,000 shares of common stock at an exercise price of $0.00067 per share.

(4)	Includes options to purchase 846,000 shares of common stock at an exercise price of $0.00067 per share.

Change of Control

To the knowledge of management, there are no present arrangements or pledges of securities of our company that may result in a change in control of the Company.

Equity Compensation Plan Information

In December 2008, we established the 2008 Equity Compensation Plan (the “Plan”). The Plan was approved by our Board of Directors and security holders holding a majority of the shares of our common stock outstanding. The purpose of the Plan is to grant stock and stock options to purchase our common stock to our employees and key consultants. The total amount of shares subject to the Plan is 6,000,000 shares. As of September 25, 2008, we had granted 3,384,000 options under the Plan. The following table provides information as of August 31, 2008 with respect to the Plan, which is the only compensation plan under which our equity securities are authorized for issuance.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	3,384,000	$0.00067	2,616,000
Equity compensation plans not approved by security holders	None		None
Total	3,384,000		2,616,000

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

Described below are certain transactions or series of transactions since September 1, 2007 between us and our subsidiaries and our executive officers, directors and the beneficial owners of 5% or more of our common stock, on an as converted basis, and certain persons affiliated with or related to these persons, including family members, in which they had or will have a direct or indirect material interest in an amount that exceeds the lesser of $120,000 or one percent of the average of our total assets at year end for the last two completed fiscal years, other than compensation arrangements that are otherwise required to be described under “Executive Compensation.”

Richard McKilligan, our Chief Financial Officer, is also a director of Bristol Investment Fund, Ltd., which holds 6,429,600 shares, or 43.2%, of the Company’s common stock.  Mr. McKilligan is also the Chief Financial Officer and General Counsel of Derycz Scientific, Inc., of which Bristol Investment Fund, Ltd. is a shareholder.

On August 21, 2008, the Company entered into a license agreement which gives the Company exclusive rights to protein therapeutics being developed for the treatment of cancer and drug-resistant bacterial infections (e.g. MRSA) with Hamilton Atlantic, which is owned by Bristol Investment Fund, ltd and Pro-Fund Administration, Ltd., which are both shareholders of the Company.

Director Independence

None of the members of the Company’s Board of Directors are independent directors as that term is defined by NASDAQ Rule 4200(a)(15). The Company’s currently does not have an Audit Committee. None of the members of the Company’s Board of Directors meet the Audit Committee independence requirements of NASDAQ Rule 4350(d)(2).

Item 14.  Principal Accounting Fees and Services.

Summary of Principal Accounting Fees for Professional Services Rendered

The following table presents the aggregate fees for professional audit services and other services rendered by Larry O’Donnell, CPA, P.C., our former independent registered public accountants in the fiscal years ended August 31, 2007and 2008.  No fees were been paid to Weinberg & Company, P.A., our current independent registered public accountants in the fiscal years ended August 31, 2007 or 2008.

	Year Ended August 31, 2008	Year Ended August 31, 2007

Audit Fees	$7,511	$1,775
Audit-Related Fees	0
Tax Fees	0
All Other Fees	-
	$7,511	$1,775

Audit Fees consist of fees billed for the annual audit of our financial statements and other audit services including the provision of consents and the review of documents filed with the SEC.

We do not have an independent audit committee and the full Board of Directors, therefore, serves as the audit committee for all purposes relating to communication with our auditors and responsibility for our audit. All engagements for audit services, audit- related services and tax services are approved in advance by our full Board of Directors. Our Board of Directors has considered whether the provision of the services described above for the fiscal years ended August 31, 2007 and 2008, is compatible with maintaining the auditor’s independence.

All audit and non-audit services that may be provided by our principal accountant to us shall require pre-approval by the Board of Directors. Further, our auditor shall not provide those services to us specifically prohibited by the SEC, including bookkeeping or other services related to the accounting records or financial statements of the audit client; financial information systems design and implementation; appraisal or valuation services, fairness opinion, or contribution-in-kind reports; actuarial services; internal audit outsourcing services; management functions; human resources; broker-dealer, investment adviser, or investment banking services; legal services and expert services unrelated to the audit; and any other service that the Public Company Accounting Oversight Board determines, by regulation, is impermissible.

PART IV

Item 15.  Exhibits, Financial Statements Schedules.

(a) Documents filed as a part of this report

(1) Financial Statements

The financial statements of Percipio Biotherapeutics, Inc. and Weinberg & Company, P.A.’s report dated January 16, 2009, are incorporated by reference to Item 8 of this report.

(2) Financial Statement Schedules

Not required.

(b) Exhibits

Exhibit Number	Description
3.1	Articles of Incorporation (1)
3.2	Bylaws (1)
3.3	Articles of Merger (2)
3.4	Certificate of Amendment to the Certificate of Incorporation (2)
3.5	Articles of Amendment of Sunburst Acquisitions III, Inc (3)
4.1	Form of Convertible Promissory Notes issued August 2008 (4)
10.1	2008 Equity Compensation Plan (5)
10.2	Robert Brooke employment agreement (4)
10.3	Richard McKilligan employment agreement (4))
10.4	License Agreement entered by and between Sunburst Acquisitions III, Inc. and Hamilton Atlantic, a Cayman Islands company - Cancer Therapeutic License (6)
10.5	License Agreement entered by and between Sunburst Acquisitions III, Inc. and Hamilton Atlantic, a Cayman Islands company - MRSA Therapeutic License (6)
10.6	License Agreement with Cancer Research Technology Limited (7)_
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer *
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer *
32.1	Section 1350 Certification of Chief Executive Officer *
32.2	Section 1350 Certification of Chief Financial Officer *

* Filed herewith.

(1) Incorporated by reference to the Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on December 29, 1997.

(2)  Incorporated by reference to the Current Report on the Form 8-K filed with the Securities and Exchange Commission on October 31, 2008.

(3)  Incorporated by reference to the Current Report on the Form 8-K filed with the Securities and Exchange Commission on January 24, 2007.

(4)  Incorporated by reference to the Current Report on the Form 8-K filed with the Securities and Exchange Commission on August 11, 2008.

(5)  Incorporated by reference to the Information Statement on the Schedule 14C filed with the Securities and Exchange Commission on November 21, 2008.

(6)  Incorporated by reference to the Current Report on the Form 8-K filed with the Securities and Exchange Commission on August 27, 2008.

(7)  Incorporated by reference to the Current Report on the Form 8-K filed with the Securities and Exchange Commission on November 26, 2008.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PERCIPIO BIOTHERAPEUTICS, INC.

	By:	/s/ Robert Brooke

Robert Brooke
Date: February 13, 2009		Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert Brooke
Robert Brooke	Chief Executive Officer (Principal Executive	February 13, 2009
Officer) and Chairman of the Board

/s/ Richard McKilligan	Chief Financial Officer (Principal Financial
Richard McKilligan	and Accounting Officer), Secretary and	February 13, 2009
Director

EXHIBIT INDEX

Exhibit Number	Description
3.1	Articles of Incorporation (1)
3.2	Bylaws (1)
3.3	Articles of Merger (2)
3.4	Certificate of Amendment to the Certificate of Incorporation (2)
3.5	Articles of Amendment of Sunburst Acquisitions III, Inc (3)
4.1	Form of Convertible Promissory Notes issued August 2008 (4)
10.1	2008 Equity Compensation Plan (5)
10.2	Robert Brooke employment agreement (4)
10.3	Richard McKilligan employment agreement (4))
10.4	License Agreement entered by and between Sunburst Acquisitions III, Inc. and Hamilton Atlantic, a Cayman Islands company - Cancer Therapeutic License (6)
10.5	License Agreement entered by and between Sunburst Acquisitions III, Inc. and Hamilton Atlantic, a Cayman Islands company - MRSA Therapeutic License (6)
10.6	License Agreement with Cancer Research Technology Limited (7)_
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer *
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer *
32.1	Section 1350 Certification of Chief Executive Officer *
32.2	Section 1350 Certification of Chief Financial Officer *

(1)	Incorporated by reference to the exhibit of the same number to the registrant’s
(2)	Incorporated by reference to the exhibit of the same number to the registrant’s
(3)	Filed herewith.
(4)	Incorporated by reference to the Current Report on the Form 8-K filed with the Securities and Exchange Commission on August 11, 2008.
(5)	Incorporated by reference to the Information Statement on the Schedule 14C filed with the Securities and Exchange Commission on November 21, 2008.
(6)	Incorporated by reference to the Current Report on the Form 8-K filed with the Securities and Exchange Commission on August 27, 2008.
(7)	Incorporated by reference to the Current Report on the Form 8-K filed with the Securities and Exchange Commission on November 26, 2008.